Form 10-Q
period 1999-01-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 1999-03-17
CIK 1073292

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission File Number: 0-25185

                      MOMENTUM BUSINESS APPLICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      94-3313175
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

4301 Hacienda Drive, Suite 410, Pleasanton, CA                  94588
   (Address of principal executive officers)                  (Zip Code)

               Registrant's telephone number, including area code:
                                 (925) 469-6621

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  [ ]      No  [X] (1)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                              OUTSTANDING AT MARCH 1, 1999
                 -----                              ----------------------------
  Class A Common Stock, par value $.01                       4,693,826
  Class B Common Stock, par value $.01                         1,000


(1) - The registrant became subject to the filing requirements of the Securities and Exchange Act of 1934 on December 31, 1998.

================================================================================

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (a development stage company)

                                TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I        FINANCIAL INFORMATION

              ITEM 1 -   Financial Statements (unaudited)

              Condensed Balance Sheets                                                     3

              Condensed Statement of Income                                                4

              Condensed Statement of Cash Flows                                            5

              Notes to Condensed Financial Statements                                      6

              ITEM 2 -   Management's Discussion and Analysis of Financial Condition       9
                         and Results of Operations

PART II       OTHER INFORMATION

              ITEM 1 -  Legal Proceedings                                                 11
              ITEM 2 -  Changes in Securities and Use of Proceeds                         11
              ITEM 3 -  Defaults upon Senior Securities                                   11
              ITEM 4 -  Submission of Matters to a Vote of Security Holders               11
              ITEM 5 -  Other Information                                                 11
              ITEM 6 -  Exhibits and Reports on Form 8 - K                                11

SIGNATURES                                                                                12

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                ----------------

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                JANUARY 31,          NOVEMBER 10,
                                                                   1999                  1998
                                                               ------------          ------------
           ASSETS
Current assets:
Cash and cash equivalents                                      $250,817,847          $      1,000
                                                               ------------          ------------
                                                               $250,817,847          $      1,000
                                                               ============          ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued compensation                                      $      7,482          $         --
     Due to PeopleSoft, Inc.                                        100,000                    --
                                                               ------------
         Total current liabilities                                  107,482                    --

Stockholders' equity:
   Class A Common stock, $0.001 par value,
   10,000,000 shares authorized, 4,693,826 issued
   and outstanding as of January 31, 1999                             4,694                     1
   Class B Common stock, $0.001 par value,
   1,000 shares authorized, issued and
   outstanding as of January 31, 1999                                     1                    --
   Additional paid-in capital                                   249,996,305                   999
   Retained earnings                                                709,365                    --
                                                               ------------          ------------
                                                                250,710,365                 1,000
                                                               ------------          ------------
                                                               $250,817,847          $      1,000
                                                               ============          ============


              See notes to condensed unaudited financial statements

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                ----------------
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                            PERIOD FROM
                                          NOVEMBER 9, 1998
                                         TO JANUARY 31, 1999
                                         -------------------
Revenues:
   Net interest revenue                       $  825,721
                                              ----------
      Total revenues                             825,721

Costs and expenses:
  General and administrative                     116,356
                                              ----------
      Total costs and expenses                   116,356
                                              ----------
Net income                                    $  709,365
                                              ==========

Basic and diluted income per share            $     0.43
Shares used in basic and diluted per          ==========
share computation                              1,633,635
                                              ==========


             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                ----------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          PERIOD FROM
                                                        NOVEMBER 9, 1998
                                                      TO JANUARY 31, 1999
                                                      -------------------
OPERATING ACTIVITIES
Net income                                                $    709,365
Adjustments:
   Changes in operating assets and liabilities:
      Accrued compensation                                       7,482
      Due to PeopleSoft                                        100,000
                                                          ------------
   Net cash provided by operating activities                   816,847

FINANCING ACTIVITIES
  Issuance of common stock                                 250,001,000
                                                          ------------
   Net cash provided by financing activities               250,001,000

Net increase in cash and cash equivalents                  250,817,847

Cash and cash equivalents at beginning of period                     0
                                                          ------------
Cash and cash equivalents at end of period                $250,817,847
                                                          ============


             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                JANUARY 31, 1999
                                   (UNAUDITED)


1.   Basis of Presentation and Significant Accounting Policies

Momentum Business Applications, Inc., ("Momentum") was incorporated in Delaware on November 9, 1998 and commenced operations on January 4, 1999. Momentum was formed for the purpose of selecting and developing software application products and commercializing such products, most likely through licensing to PeopleSoft, Inc., ("PeopleSoft"). Since it commenced operations, Momentum's principal activities have been setting up facilities, recruiting a board of directors and reviewing individual product development proposals under its agreements with PeopleSoft. In accordance with generally accepted accounting principles, Momentum is considered a development stage company, and accordingly must present financial information for the period from inception (November 9, 1998) to January 31, 1999.

The information at November 10, 1998 was derived from the audited financial statements included in Momentum's information statement distributed to its shareholders dated December 31, 1998. The information at January 31, 1999 and for the period from inception (November 9, 1998) to January 31, 1999 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. Momentum's fiscal year ends on April 30.

Accounting for Revenues and Expenses

Momentum is presently a development stage company, and therefore does not currently generate any revenues from operating activities. Subject to the successful completion of one or more product development projects, Momentum may, in the future, derive revenues from the sale or license of its products, most likely through marketing, distribution and sub-licensing by third parties. Royalty and other product revenue will be recorded as earned. Momentum expects to incur most of its expenses under its agreements with PeopleSoft. Development costs paid to PeopleSoft under a software development agreement will be recorded as research and development expenses when incurred. Amounts paid to PeopleSoft under a services agreement will be recorded as administrative expenses when incurred. See Note 2 for a description of the agreements between Momentum and PeopleSoft.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

Momentum considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At January 31, 1999, cash equivalents consisted primarily of taxable investments in institutional money market funds.

Per share information

The net income per share amount has been computed using the weighted average number of common shares outstanding for the period. Substantially all of Momentum's common stock was issued on December 31, 1998 and thus was outstanding for only the last month of the period from inception to January 31. The $250 million contributed by PeopleSoft was only invested during the last month of the same period. Had the shares been outstanding for the entire period or the cash invested for the entire period, the resulting earnings per share would have been different then the actual results achieved. Momentum has no outstanding stock options or other dilutive instruments.

Momentum Business Applications, Inc. (a development stage company) Notes to Condensed Financial Statements (unaudited)


1.   Basis of Presentation and Significant Accounting Policies (continued)

Income Taxes

Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Momentum expects to have a net loss for the period inception to April 30, 1999, its fiscal year end, and thus no taxes were provided for in the period ended January 31, 1999.


2.   Arrangements with PeopleSoft

In late December 1998, PeopleSoft contributed $250 million in cash to Momentum. On December 31, 1998, PeopleSoft transferred 4,693,826 shares, representing all of the outstanding shares, of Momentum Class A Common Stock (the "Momentum Shares"), to a custodian who distributed the shares to the holders of PeopleSoft common stock in mid January 1999. Momentum Shares are traded on the Nasdaq National Market under the symbol "MMTM". PeopleSoft continues to hold all 1,000 shares of the Momentum Class B Common Stock. In connection with PeopleSoft's contribution to Momentum and the distribution of Momentum Shares, Momentum and PeopleSoft entered into a number of agreements, including a Development and License Agreement (the "Development Agreement"), Marketing and Distribution Agreement and Services Agreement, which are discussed below. The agreements between Momentum and PeopleSoft are more fully described in the Momentum Registration Statement on Form 10 (Registration No. 0-25185) filed with the Securities and Exchange Commission on December 31, 1998.

Momentum and PeopleSoft have entered into a Development Agreement pursuant to which PeopleSoft will conduct product development and related activities on behalf of Momentum under work plans and cost estimates which have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. It is expected that the products to be developed under the Development Agreement will include electronic business applications ("e- commerce"), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft's proprietary technology solely for internal use in conjunction with the Development Agreement. As of January 31, 1999, there have been no development activities performed by PeopleSoft on behalf of Momentum.

Under the terms of the Marketing and Distribution Agreement entered into by Momentum and PeopleSoft, Momentum has granted PeopleSoft an option to acquire a license to each product developed under the Development Agreement. The license option for any such Momentum product is exercisable on a world-wide, exclusive basis at any time from the date Momentum agrees to develop the product until the earlier of a) thirty days after the product becomes Generally Available (as defined in the agreements); or b) the expiration of the purchase option. The license option will expire, to the extent not previously exercised, 30 days after the expiration of PeopleSoft's option to purchase all of the outstanding Momentum Shares as described below. If and to the extent the license option is exercised as to any Momentum product, PeopleSoft will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product. Upon exercising the license option, PeopleSoft will assume responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, PeopleSoft will make payments to Momentum with respect to the licensed product equal to 1% of net sales of the licensed product by PeopleSoft and its sublicensees, distributors and marketing partners, plus an additional 0.1% of such net sales for each full $1 million of Development Costs of the licensed product that have been paid by Momentum, up to a maximum 6 percent royalty. PeopleSoft has the right to buyout Momentum's right to receive payments for licensed products in accordance with a formula set forth in the Marketing and Distribution Agreement.

Under the terms of the Services agreement, Momentum will pay PeopleSoft $100,000 per quarter to perform accounting, finance, human resources, information systems and legal services on its behalf.

Pursuant to Momentum's Restated Certificate of Incorporation, PeopleSoft has the right to purchase all (but not less than all) of the Momentum Shares (the "Purchase Option"). The Purchase Option will be exercisable by written

Momentum Business Applications, Inc. (a development stage company) Notes to Condensed Financial Statements (unaudited)


2.   Arrangements with PeopleSoft (continued)

notice to Momentum at any time until December 31, 2002, provided that such date will be extended for successive six month periods if, as of any June 30 or December 31 beginning with June 30, 2002, Momentum has not paid (or accrued expenses) for all but $15 million of Available Funds as of such date. In any event, the Purchase Option will terminate on the 60th day after Momentum provides PeopleSoft with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining.

Except in instances in which Momentum's liabilities exceed its assets, if the purchase option is exercised, the exercise price will be the greatest of:

     (1) 15 times the sum of (i) the actual worldwide payments made by or due from PeopleSoft to Momentum with respect to all Licensed Products and Developed Technology for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (the "Base Period"); plus (ii) such payments as would have been made during the Base Period by, or due from, PeopleSoft to Momentum if PeopleSoft had not previously exercised its Product Payment Buy-Out Option with respect to any Momentum Product (for purposes of the calculations in (i) and (ii), payments will be annualized for any product that has not been a Licensed Product for all of each of the four calendar quarters in the Base Period);

          minus

          any amounts previously paid to exercise any Product Payment Buy-Out Option for such Momentum Product;


     (2) the fair market value of six hundred thousand (600,000) shares of PeopleSoft Common Stock, adjusted in the event of a stock split or dividend, as of the date PeopleSoft exercises its Purchase Option;

     (3) three hundred million dollars ($300,000,000) plus any additional funds contributed to Momentum by PeopleSoft, less the aggregate of all amounts paid or incurred to develop the Momentum Products or pursuant to the Services Agreement as of the date the Purchase Option is exercised; or

     (4)  seventy-five million dollars ($75,000,000).


In the event Momentum's liabilities (other than liabilities under the Development Agreement, the Marketing Agreement and the Services Agreement) exceed Momentum's assets, the Purchase Option Exercise Price described above will be reduced by the amount such liabilities at the time of exercise are in excess of Momentum's cash and cash equivalents, and short term and long term investments. If PeopleSoft exercises the Purchase Option, PeopleSoft will pay the exercise price in cash.

Until the expiration of the Purchase Option, PeopleSoft, as the sole holder of the Momentum Class B Common Stock, will be entitled to vote separately as a class with respect to any merger or liquidation of Momentum, the sale, lease, exchange, transfer or other disposition of any substantial asset of Momentum, and any amendments to the Certificate of Incorporation of Momentum that would alter the Purchase Option, Momentum's authorized capitalization, or the provisions of the Certificate of Incorporation governing Momentum's Board of Directors. Accordingly, PeopleSoft could preclude the holders of the Momentum Class A Common Stock from taking any of the foregoing actions during such period. Prior to exercise of the Purchase Option, the holder or holders of the Momentum Class B Common Stock, voting as a separate class, will be entitled to elect one director, and the holder or holders of the Momentum Class A Common Stock will be entitled to elect up to three directors. Upon exercise of the Purchase Option, PeopleSoft, as the sole holder of the Momentum Class B Common Stock, will have the right to elect all of the Momentum directors and to remove directors with or without cause. On all other matters, holders of the Momentum Class A Common Stock and Momentum Class B Common Stock will vote together as a single class. Holders of Momentum Common Stock will have one vote for each share of Momentum Common Stock held by them. Subject to compliance with securities laws, the Momentum Class B Common Stock is freely transferable.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements include, but are not limited to, those items identified with a footnote (1) symbol. The Company undertakes no obligation to update the information contained herein.


RESULTS OF OPERATIONS

Momentum is a development stage company, and accordingly, generates no revenue presently from operations. Under the Development and License Agreement between Momentum and PeopleSoft (the "Development Agreement"), PeopleSoft has granted to Momentum a worldwide royalty free license to use PeopleSoft technology solely to select and develop Momentum products, and to conduct related activities, and to commercialize such products.

In late December 1998, PeopleSoft contributed $250 million in cash to Momentum ("the Available Funds"). On December 31, 1998, all of the outstanding shares of Momentum Class A Common Stock (the "Momentum Shares"), a total of 4,693,826 Momentum Shares, were transferred to a custodian who distributed the shares to the holders of PeopleSoft common stock in mid January 1999. Momentum commenced operations on January 4, 1999, and its net income for the period from inception to January 31, 1999 was $709,365. The income resulted from interest earned of $825,725 partially offset by general and administrative costs. It is expected that Momentum will begin incurring losses in its fourth fiscal quarter as it begins research and development activities. If Momentum engages PeopleSoft to perform research and development work, as is expected, PeopleSoft will charge Momentum 110% of its fully-burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs related to product development, such as the human resources costs associated with recruiting development personnel and other indirect expenses such as senior level development management. Based on its internal projections, PeopleSoft believes that these other costs will be approximately 10% of the fully-burdened costs. Momentum will also incur certain direct costs associated with developing software application products. These costs could also include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology.

PeopleSoft's $250 million contribution in December 1998 generated interest income of $825,725 to Momentum for the period from inception to January 31, 1999. Momentum will continue to earn interest on its cash and cash equivalents in future periods but it is expected the amount earned will decrease as the cash is used to develop software application products. Interest earned in the fourth quarter of fiscal 1999 is expected to be higher than the amount earned in the period ended January 31, 1999, as the amount will be invested for the entire quarter versus only thirty-two days in the period just ended.

 In its first several quarters, the results of operations of Momentum are expected to reflect primarily interest income on the funds contributed by PeopleSoft, research and development expenses related to development of the Momentum products, and general and administrative costs and expenses. In contrast to the period from inception to January 31, 1999, Momentum is expected to record net losses in future periods, as product development expenses under its agreements with PeopleSoft are expected to exceed investment income.

General and administrative expenses for the period from inception to January 31, 1998 were $116,356, representing the contractual quarterly fee under services agreement with PeopleSoft and the salary and benefits of the president, who is presently the sole employee of Momentum. Momentum currently has no plans to hire additional employees, however; such plans could change in the future. Under the services agreement, PeopleSoft has agreed to provide Momentum with administrative services, including accounting, finance, human resources, information systems and legal services. Momentum expects to incur certain other direct, out of pocket administrative expenses such as legal and audit fees, outside director fees, and other costs associated primarily with being a public company.

Because of the restrictions on the use of Available Funds under the Development Agreement, Momentum is not expected, for the indefinite future, to spend any funds on sales, marketing, or distribution activities. As such, it will not be able to effectively establish a brand, corporate image or identity in the overall marketplace. Such anonymity may make it more difficult for Momentum to pursue alternate exit strategies, should PeopleSoft not exercise its purchase option in the future.


LIQUIDITY AND CAPITAL RESOURCES

Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum prior to distributing all of the Momentum Class A Common Stock to its shareholders. PeopleSoft's contribution (together with all past and future interest earned thereon) is expected to fund research and development activities for approximately three to four years. Momentum's funds are expected to be used primarily to fund activities to be conducted under the Development Agreement with PeopleSoft. Momentum expects to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement.

Momentum's development activities are expected to focus on e-business products, analytic application products, and industry specific applications. PeopleSoft will propose various products to Momentum from which Momentum will select certain products to develop. Momentum believes there are numerous possible products that could be developed in each of the three areas and expects that it and PeopleSoft will need to agree on the initial prioritization of the products to be developed and the associated allocation of the Available Funds. Based on PeopleSoft's experience in developing software products of comparable scope, and the number of projects that are believed to be manageable at any given time, and assuming availability of engineers with relevant expertise, the Available Funds are expected to be expended in approximately three to four years. Because time to market considerations may be critical to the successful market acceptance of certain products to be developed, Momentum will endeavor to spend the Available Funds as quickly as practicable.

In addition to the Available Funds, Momentum may generate additional funds through successfully licensing its products to PeopleSoft or other parties. These funds would not be considered Available Funds and thus their use by Momentum would not be restricted by the Development Agreement. Momentum may also obtain additional capital through either debt or equity financings, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through such financings would not be considered Available Funds and thus their use by Momentum would not be restricted by the Development Agreement.

There can be no assurances, particularly given the existence of the Development Agreement, the Marketing Agreement and the Services Agreement, that Momentum will be able to raise any additional capital. Such additional capital, if raised, would most likely reduce the per share proceeds available to holders of the Momentum Class A Common Stock if the Purchase Option were to be exercised by PeopleSoft.


YEAR 2000 DISCLOSURE

    Momentum expects that substantially all of its research and development and administrative activities will be performed by PeopleSoft. Momentum believes that PeopleSoft's internal systems are Year 2000 compliant. To the extent that Momentum purchases its own internal systems or contracts with other parties for such services, it expects to be able to find systems and service providers which are Year 2000 compliant. However, Momentum and PeopleSoft will be relying on a variety of service providers, including telephone companies, utilities and network services providers whose Year 2000 compliance is difficult to ascertain. If any these providers were unable to provide their services to either PeopleSoft or Momentum, Momentum's business could be adversely affected.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On February 1, 1999, Momentum was first named as an additional defendant in a series of class action lawsuits brought against PeopleSoft, Inc. and certain of its officers and directors, alleging securities fraud in connection with, inter alia, PeopleSoft's spin off of Momentum to PeopleSoft shareholders. Out of nineteen such class actions filed to date, only one names Momentum as a defendant. The class period in all such actions is from February 1997 to January 28, 1999, the date when PeopleSoft first announced that the Securities and Exchange Commission was reviewing PeopleSoft's accounting treatment for certain transactions in prior periods. The actions are pending in the United States District Court for the Northern District of California, under the lead case name Suttovia v. Duffield, et al, No. C 99-0472 MJJ. It is expected that all actions will be consolidated into a single action within the next 120 days, and an amended complaint filed at that time. It is uncertain whether certain of the claims and allegations in the current complaint will be included in the amended complaint, or whether Momentum will remain a defendant in the consolidated case. Management does not believe that the case, if it goes forward, will cause a material adverse impact on Momentum's business or operations.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8 - K

     (a)  Exhibits

     27.1 Financial Data Schedule - Period form inception to January 31, 1999

     (b)  Reports on Form 8 - K

     No reports on Form 8 - K were filed during the period from inception to January 31, 1999

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 16, 1999

                                   MOMENTUM BUSINESS APPLICATIONS, INC.

                                   By:   /s/ Ronald E. F. Codd
                                       -----------------------------------------
                                       Ronald E. F. Codd
                                       President and Chief Executive Officer
                                       (Principal Executive, Financial and
                                       Accounting Officer)

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (a development stage company)

                                INDEX OF EXHIBITS


EXHIBIT #                           EXHIBIT TITLE
---------                           -------------

27.1                Financial Data Schedule - January 31, 1999