Form 10-K405
period 1999-04-30
MOMENTUM BUSINESS APPLICATIONS INC
filed 1999-07-29
CIK 1073292

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-25185

                      MOMENTUM BUSINESS APPLICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3313175
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     4301 HACIENDA DRIVE, PLEASANTON, CA                           94588
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 469-6621

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on July 2, 1999 as reported on the Nasdaq National Market, was approximately $30 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of July 2, 1999, Registrant had 4,694,826 outstanding shares of common stock.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders to be held September 9, 1999 are incorporated by reference in Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     References in this Report to the "Company" or "Momentum" refer to Momentum Business Applications, Inc., which was incorporated in Delaware in 1998. Momentum [and the Momentum logo] are registered trademarks of Momentum Business Applications, Inc. All other company and product names may be trademarks of their respective owners. References to beta versions of software products refer to software products delivered to select customers for testing or evaluation prior to the general commercial release of such software products.

                                     PART I

ITEM 1. BUSINESS

     This Business section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW OF MOMENTUM'S BUSINESS

     Momentum was incorporated in Delaware on November 9, 1998 and commenced operations on January 4, 1999. Momentum was established by PeopleSoft, Inc. ("PeopleSoft") to select and develop certain e-business products, analytic applications and industry-specific application products, and to commercialize such products, most likely through licensing to PeopleSoft.

     On December 31, 1998, PeopleSoft transferred 4,693,826 shares, representing all of the outstanding shares, of Momentum Class A Common Stock, to a custodian who distributed the shares to the holders of PeopleSoft common stock in mid January 1999 (the "Distribution"). In connection with the Distribution, PeopleSoft initially contributed $250 million ("Available Funds") to Momentum so that Momentum will have financial resources to pursue the development of these products. In addition, at the time of distribution, PeopleSoft and Momentum entered into a Development and License Agreement (the "Development Agreement"), a Marketing and Distribution Agreement (the "Marketing Agreement"), and a Services Agreement, collectively which relate to various matters including:

     - the selection and development of software application products;

     - the permitted uses of the Available Funds;

     - Momentum's right to use PeopleSoft Technology;

     - other services which may be performed by PeopleSoft; and

     - PeopleSoft's rights with respect to the products to be developed by Momentum.

     Pursuant to the Development Agreement, Momentum may use the Available Funds only to develop those products which PeopleSoft proposes and which Momentum accepts for development. PeopleSoft and Momentum will jointly agree on the work plans and cost estimates for such products. PeopleSoft has granted to Momentum the right to use PeopleSoft Technology to develop such products. Because Momentum has and is expected to continue to have limited staff and facilities, Momentum anticipates engaging PeopleSoft to perform substantially all of the research and development activity related to such products. However, Momentum could engage third parties to perform such efforts, perform them itself or acquire other technologies or companies. To the extent Momentum engages PeopleSoft to perform research and development efforts in areas PeopleSoft currently does not have expertise, it is expected that PeopleSoft will hire individuals possessing the required knowledge. Momentum currently has no plans to develop products other than those pursuant to the Development Agreement.

     Momentum is currently collaborating with PeopleSoft on eight different product development projects. These projects include a suite of analytic applications which encompass nine individual software products, and several industry-specific applications, including a comprehensive solution for the insurance industry and three projects targeted at the services industry which include consulting, engineering and temporary help companies. In addition, Momentum is funding the development of PeopleSoft's eMarketplace, an end-to-end e-commerce application that will be integrated with PeopleSoft's e-business backbone.

     In the current year Momentum recorded investment income derived from the Available Funds, although it expects that it will incur substantial losses as it expends funds pursuant to the Development Agreement. Momentum believes it eventually will derive revenue from the commercialization of the products it develops, most likely through PeopleSoft. However, Momentum has made no forecasts as to when, if at all, it will be profitable or when, if at all, meaningful revenues will be generated through this activity. Momentum Shares are traded on the Nasdaq National Market under the symbol "MMTM". PeopleSoft continues to hold all 1,000 shares of the Momentum Class B Common Stock.

PEOPLESOFT TECHNOLOGY OVERVIEW

     PeopleSoft developed PeopleTools(R), its rapid application development environment and architecture, specifically for developing enterprise resource planning ("ERP") application products. ERP applications are applications that collect, summarize and store transaction data for historical record keeping purposes across many functional areas of a company. Software developers use PeopleTools(R) to, among other things, build and modify data tables, design and customize user interface windows and develop varying security level functionality. Since the introduction of PeopleTools(R) in 1988, PeopleSoft has invested and continues to invest considerable funds and resources in the ongoing enhancement and updating of this development environment. Using this proprietary development environment, PeopleSoft has developed a comprehensive suite of cross-industry administrative on-line transaction processing ("OLTP") applications. OLTP applications are a subset of ERP applications focused on data specific to one business function within a company. PeopleSoft's suite of OLTP products includes applications in human resource management, financials, distribution, manufacturing, and supply chain optimization.

     PeopleSoft has granted Momentum a license to use PeopleTools(R) and certain other technology to develop products under the Development Agreement. Momentum believes that to develop industry-specific applications, PeopleSoft or Momentum may need to develop or acquire enhanced functionality for PeopleTools(R). In addition, Momentum may need to develop, acquire or license additional development technologies to develop its e-business and analytic applications. The Development Agreement allows Momentum to obtain, either through development, acquisition or licensing, the rights to development tools as deemed necessary to complete the products selected. As part of the Analytic Applications development project, Momentum has agreed to fund certain technology access fees which will be paid by PeopleSoft to third parties that have licensed various data warehousing and data extract and transformation technologies to PeopleSoft.

THE MOMENTUM PRODUCTS

     "Momentum Products" are products recommended by PeopleSoft and accepted by Momentum for research and development under the Development Agreement. Momentum is currently developing the following types of Momentum Products.

     e-business Products. Momentum is currently building e-marketplace, a new application for enabling business to business and business to consumer e-commerce. This application allows organizations to deploy internet sites to sell goods and services, and integrates sales, customer self service, product marketing, order fulfillment and closed loop analytics with PeopleSoft's supply chain management solutions. In addition, Momentum and PeopleSoft will consider collaborating on other e-business applications that will be intuitive, user-focused solutions that enable people to conduct a broad range of other business processes and commercial transactions over the Internet or a customer's intranet. All of these e-business applications will include a new extended-enterprise class of applications that integrate content from a customer's intranet, third party information and service providers and PeopleSoft's traditional cross-industry ERP applications.

     Analytic Application Products. PeopleSoft's OLTP products have traditionally focused on helping companies improve the efficiency of business processes. In contrast, analytic application products are focused on turning stored data (created primarily by OLTP applications) into business intelligence that can be used by companies to improve operating effectiveness. Momentum is currently developing analytic application products that will deliver data warehouse capabilities while allowing for integration and reconciliation to the general ledger, billing, and time and labor systems. These analytic application products are intended to enable rapid analysis and decision making while lowering the risk of inconsistent data within an organization.

     Industry-Specific Application Products. Momentum is developing a series of products to address the software application needs of certain industries. The initial target markets include higher education and K-12 schools, professional services, financial services, and retailing. The Momentum Products are being designed to provide information processing capabilities for business functions critical to each specific industry. Such industry-specific application products typically support the core operating areas of a company.

     Under the License Option, PeopleSoft has the right to obtain a perpetual, exclusive license to market, distribute, sublicense, support and enhance any product developed by Momentum pursuant to the Development Agreement. This right expires 30 days after a product becomes Generally Available. The determination of whether a product is Generally Available will be made by PeopleSoft based upon the test procedures it uses for its own products. If PeopleSoft exercises its rights under the License Option for a product, it will pay Momentum a royalty on sales of that product in accordance with a formula contained in the License Option. PeopleSoft will also then be responsible for all upgrades, bug fixes and customer support related to the product. If PeopleSoft does not exercise its rights under the License Option, Momentum may commercialize the product itself or through arrangements with third parties that are not designated competitors of PeopleSoft.

     In the event Momentum successfully commercializes a product, any revenue it receives from such commercialization will not be considered Available Funds. Momentum will be free to use such revenue for any purpose, including any of the following: i) additional product development potentially unrelated to PeopleSoft or its technology, ii) expansion of business operations and infrastructure, or
iii) dividends or share repurchases. PeopleSoft will have no rights with respect to any products Momentum develops using funds other than Available Funds.

DEVELOPMENT CYCLE

     Scope and Design: Based on input from sales personnel, customers, business partners and industry analysts, PeopleSoft identifies and prioritizes product opportunities and presents such opportunities to Momentum. Projects that have been identified include nine analytical applications software products, and several applications specific to the insurance and services industry. For each product opportunity, high level business requirements are defined and documented. This initial product scope is reviewed and discussed with internal and external business process functional experts in an iterative review process to confirm a product's conceptual framework. Once the initial product scope is defined, the individual product features are identified and prioritized. In addition, new technologies required to build and deploy the product are identified. For each product feature or new technology, a written summary of its business requirements is prepared and reviewed with appropriate development personnel. Based on this review, product strategy and development personnel reaches an initial agreement on the product's content and priorities for the initial release. Functional and technical designs are developed for each planned feature. Design reviews are held with teams comprised of product strategy, release testing, documentation, sample data and training personnel. During the design review process, this group ensures not only that the functional requirements are complete but also that the technical design meets the business needs.

     Develop and Port: In developing a new product, the development team codes and unit tests every feature in the products to ensure that the product created complies with the functional and technical requirements. These tasks are conducted using a reference development platform, and the functionality is designed to provide global capabilities based on requirements from a proxy set of countries around the world. All development issues are identified and addressed. At the same time, system test requirements and procedures are developed. Test strategies, product test plans, feature test requirements and test procedures are completed. During the development and port phase, documentation and curriculum development personnel work closely with the developers in designing documentation and training courses. Upon substantial completion of development, the developed product is ported to support multiple hardware, database and operating system platforms, and release platforms are certified.

     Test and Release: The product will be delivered to a select group of Pre-General Availability customers for limited use. Pre-General Availability customers will provide feedback on the features and functions as well as ease of use. Issues identified during this phase generally will be resolved prior to the product being released as Generally Available. In addition, the combined product features will then be system tested on the primary development platform. These tests will validate that the product and its features perform according to the specified business and functional requirements. All test failures will be logged, reviewed and addressed. Release test requirements, plans and processes will then be developed and finalized. During this phase, the product will be tested to validate that it is operational on all supported platforms. The product will be tested for (i) ease of use, (ii) ease of installation, (iii) ease of upgrade, (iv) volume and (v) performance. All incidents reported during release test will be logged, reviewed and addressed. Once the product has met system and release test exit criteria, all sample data and documentation will be finalized and incorporated into the master production product. Final validation and acceptance tests will then be performed.

POTENTIAL RESEARCH AND DEVELOPMENT EXPENDITURES

     Momentum believes there are numerous possible products which could be developed in each of the three areas described under the caption
"Business -- The Momentum Products" above. Momentum and PeopleSoft have recently agreed on the initial prioritization of a series of Momentum Products and commenced development of these products in mid March 1999. Both parties have also agreed upon the allocation of the Available Funds to the specific products. The Available Funds are expected to be expended under the Development Agreement over a period of three to four years. This estimate is based on PeopleSoft's experience in developing software products of comparable scope, the number of projects that are deemed manageable at any given time and the availability of engineers with the requisite expertise. Not all of the projects currently underway are fully or even minimally staffed presently.

     PeopleSoft has previously developed several industry specific application products but has very limited experience in the development of e-business or analytic applications. Development of each industry specific application is expected to require a team of at least ten fully dedicated individuals for approximately 18 to 24 months to reach General Availability. Development of each e-business application is expected to take approximately 18 to 36 months and may require larger teams than required for industry specific applications. Development of analytic applications is expected to take approximately 12 to 24 months utilizing a team of approximately ten individuals. Momentum expects to undertake additional projects in the next six-month period. As the first set of projects is completed, additional projects will commence. The time frame to begin development efforts will be primarily dependent on identifying and obtaining the proper technical personnel once the projects are selected for development. Momentum estimates that it will initiate a maximum of 15 projects in the first year and additional projects in subsequent years.

     Momentum's total development efforts in all three business areas are currently estimated to require an aggregate of $40 -- $60 million for scope and design, $150 -- $175 million for develop and port and $30 -- $50 million for test and release. These estimates may change over time as PeopleSoft and Momentum select and develop products. Because of the rapidly changing dynamics of the computer software industry, products currently forecasted to be undertaken by Momentum may be reprioritized as the product areas develop. In addition, factors outside of Momentum's control, such as customer functionality demands, competitor product offerings, and hardware platforms, could alter the timing and amount of estimated expenditures and the number of completed projects.

DEVELOPMENT AND LICENSE AGREEMENT

     Momentum and PeopleSoft have entered into a Development and License Agreement for the selection and development of software application products including (i) e-business applications, (ii) analytic applications, and (iii) industry-specific software application products.

     Pursuant to the Development Agreement, the parties have agreed to the following terms:

          PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use PeopleSoft Technology solely for internal use purposes connected with the Development Agreement and solely in conjunction with Momentum's development, support, demonstration, testing (and all other related tasks) of the Momentum Products.

          After significant analysis of a particular opportunity, PeopleSoft may propose to Momentum that it develops certain selected software products and related technologies. Such analysis includes a review of the market opportunity, including the market size and projected growth rate, the preparation by PeopleSoft of a five-year sales projection, a review of competitor products or potential competitor products, and the development of royalty income projections. PeopleSoft personnel to be involved in the project prepare a formal written and oral proposal, which is presented to Momentum. Subsequent analysis is undertaken by Momentum, and a determination is made as to whether, and under what specific terms and conditions, project funding will be provided. If Momentum agrees to develop such products, a letter amendment to the Development Agreement is executed by both parties. The letter amendment defines the specific project deliverables and product specifications, project schedule and timetables, project budget and any special terms and conditions tied to the project and associated funding commitment. Products recommended by PeopleSoft and approved by Momentum for development are called "Momentum Products."

          Momentum has agreed to use diligent efforts to research and develop Momentum Products in accordance with agreed upon budgets and timetables. Momentum expects that it will undertake research and development by contracting with a third party, as it does not expect to have the staffing or facilities to do such research and development itself. Momentum currently expects that substantially all of the research and development relating to Momentum Products will be performed by PeopleSoft. However, PeopleSoft is not obligated to provide any such services to Momentum, and Momentum may choose to hire other third party providers. If Momentum chooses to engage PeopleSoft, it will pay PeopleSoft one hundred and ten percent (110%) of PeopleSoft's fully burdened costs relating to the research and development provided by PeopleSoft. PeopleSoft will recognize such reimbursement amounts as product development revenues. If a third party is hired to conduct research and development relating to Momentum Products, any agreement between Momentum and such third party must include appropriate provisions for the protection of PeopleSoft Technology and PeopleSoft's rights under the series of agreements between Momentum and Peoplesoft, and as a holder of the Momentum Class B Common Stock.

          Momentum may develop or acquire (through licensing or otherwise) third party software toolsets ("Developed Technology") for the purpose of developing Momentum Products. To the extent Momentum has the right, Momentum will grant PeopleSoft an irrevocable, worldwide, non-exclusive license to use, market, manufacture, reproduce, copy, sublicense, distribute (through PeopleSoft's then current worldwide channel distribution system), create derivative works, enhance and modify the Developed Technology. For a period of ten (10) years from the date the Developed Technology is acquired or first identified as part of the work plan related to the development of a Momentum Product, PeopleSoft will pay a royalty of one percent (1%) of net revenue on products (other than Momentum Products) developed by PeopleSoft using Developed Technology. In order to develop certain products using Developed Technology, PeopleSoft may need to acquire licenses or enter into other arrangements with third parties. For purposes of calculating royalties due to Momentum for the use of Developed Technology in these products, net revenue will be reduced by the amount of license fees or similar payments due to third parties from PeopleSoft with respect to such product.

          PeopleSoft will own all rights with respect to any enhancements made by Momentum to PeopleTools(R) or other software products contributed by PeopleSoft. PeopleSoft will not be obligated to make any royalty or other payments with respect to such technology or enhancements. Momentum will own the Developed Technology and the Momentum Products subject to PeopleSoft's license rights as described in the Development Agreement and the Marketing Agreement.

          Momentum may use the Available Funds only to develop or acquire Momentum Products and related technologies and for related administrative expenses. It is anticipated that Momentum will spend the Available Funds over a period of approximately three to four years. Prior to expenditure, Momentum will be required to invest the Available Funds in high quality marketable securities. Any such investment earnings shall become a part of the Available Funds. Momentum may not encumber, pledge or otherwise take any action with respect to Available Funds that could prevent the full expenditure of such funds under the Development Agreement. Under certain circumstances, PeopleSoft will have the right to require Momentum to make an affirmative pledge of the Available Funds to performance under the Development Agreement. Other than PeopleSoft's rights under the Purchase Option, there are no restrictions on Momentum's use of funds it generates or receives, that are not Available Funds, to conduct its business as it determines.

          The Development Agreement will automatically terminate upon the expiration of the Purchase Option (see "Purchase Option" section on page
     8); provided, however, PeopleSoft's obligation to pay royalties on Developed Technology will continue until the expiration of the respective royalty terms. Either party may terminate the Development Agreement if the other party breaches a material obligation thereunder and such breach continues uncured for thirty (30) days after written notice by the terminating party.

          In the event the Development Agreement or the Marketing Agreement is terminated by PeopleSoft in connection with Momentum's breach of a material obligation under the Development Agreement or the Marketing Agreement, PeopleSoft shall be entitled to receive, as liquidated damages, the Available Funds. If PeopleSoft reasonably believes that such liquidated damages are inadequate, then PeopleSoft will be entitled to specific performance of Momentum's obligations under the Development Agreement or the Marketing Agreement in connection with such breach.

          In connection with the development of a product or products under a letter amendment, either party may upon reasonable notice to the other, discontinue its involvement in that development project for any reason, or no reason at all. Should PeopleSoft elect to terminate a development project it has provided development resources for, Momentum could conceivably substitute another third party developer to complete the project. Such a decision would be taken only if a competent development team with the appropriate domain expertise could be retained under reasonable cost, terms and conditions. Further, such decision would also be predicated upon obtaining PeopleSoft's reasonable assurance that it would be willing to market and sell such a product if completed.

MARKETING AND DISTRIBUTION AGREEMENT

     Under the Marketing and Distribution Agreement (the "Marketing Agreement"), Momentum has granted PeopleSoft the exclusive license to market and distribute pre-General Availability versions of each Momentum Product (the "Pre-General Availability License") and an option to obtain a perpetual, worldwide, exclusive license to market, distribute, sublicense, support and enhance any post-General Availability versions of each Momentum Product (the "License Option").

     Under the Pre-General Availability License, PeopleSoft has an exclusive license with respect to each Momentum Product to market and distribute the Momentum Product for the period from which Momentum accepts the relevant product proposal from PeopleSoft until the earlier of: (i) the exercise or expiration of PeopleSoft's License Option with respect to the Momentum Product; or (ii) the expiration of the Purchase Option. PeopleSoft shall pay Momentum royalties of six percent (6%) of Net Revenues (as defined) from the license of each Momentum Product. PeopleSoft has agreed to use commercially reasonable efforts to promptly market each pre-General Availability Momentum Product to a limited group of customers in accordance with PeopleSoft's standard practices.

     Under the License Option, PeopleSoft may obtain a perpetual, worldwide, exclusive license (with the right to sublicense through multiple tiers) to market, distribute, support and enhance each Momentum Product. PeopleSoft may exercise the License Option with respect to any Momentum Product at any time from the date on which Momentum agrees to develop the product until the earlier of: (i) thirty (30) days after the product becomes Generally Available; or (ii) the expiration of the Purchase Option. A Momentum Product will be deemed to be Generally Available upon successful completion of the release testing model which PeopleSoft uses for its own products with the level of functionality originally agreed to by PeopleSoft and Momentum. Upon exercise of the License Option with respect to a Momentum Product (a "Licensed Product"), PeopleSoft will assume full responsibility for any product development, support, training, consulting, bug fixes, modifications and enhancements with respect to such Licensed Product. If PeopleSoft does not exercise the License Option with respect to a Momentum Product, PeopleSoft will retain the right and obligation to support any customers to whom it licensed such Momentum Product pursuant to its Pre-General Availability License. These rights and obligations will survive the termination of the Marketing Agreement.

     PeopleSoft will make Product Payments to Momentum with respect to each Licensed Product equal to the sum of (i) one percent (1%) of Net Revenues plus
(ii) an additional one-tenth of one percent (0.1%) of Net Revenues for each one million dollars ($1,000,000) of Development Costs (as defined) of the Licensed Product that were incurred by Momentum, up to a maximum royalty rate of six percent (6%) of Net Revenues. "Net Revenues" for a particular quarter are end user license fees received by PeopleSoft for licensing or sub-licensing each Licensed Product less the value of bundled services and development expenses incurred by PeopleSoft on such Licensed Product for that quarter. Net Revenues will include all user license fees paid with respect to each Licensed Product, regardless of whether PeopleSoft directly licenses such Licensed Product, or indirectly licenses such Licensed Product through a reseller, distributor, or other third party. Subject to PeopleSoft's Product Payment Buy-Out Option described below, Product Payments will be payable by PeopleSoft to Momentum for ten (10) years after General Availability of the Licensed Product. PeopleSoft will retain all support services and maintenance fees with no royalty-sharing or payment obligation to Momentum. PeopleSoft's royalty obligations will survive the termination of the Marketing Agreement.

     PeopleSoft has the option to buy out Momentum's right to receive Product Payments for any Licensed Product. The Product Payment Buy-Out Option may be exercised for any Licensed Product at any time beginning twelve (12) months after the Licensed Product is declared Generally Available. The buy-out price will be fifteen (15) times the payment made by or due from PeopleSoft to Momentum with respect to licenses of such Licensed Product for the four (4) quarters immediately preceding the quarter in which the Product Payment Buy-Out Option is exercised (payment will be annualized for any such Licensed Product that has not been a Licensed Product for all of each of such four (4) quarters).

     If PeopleSoft does not exercise the License Option with respect to a Momentum Product, Momentum will be free to commercialize that Momentum Product itself or with the assistance of a third party. However, such commercialization activities may not be funded out of the Available Funds. Consequently, Momentum must earn some royalty income from is Licensing activities in order to obtain funds to support such commercialization activities through third parties. To the extent that any such Momentum Product contains PeopleSoft Technology, PeopleSoft has granted Momentum a license with respect to PeopleSoft Technology allowing Momentum to enhance, license, use and distribute the product provided that Momentum may not contract with certain entities that PeopleSoft reasonably believes and identifies as competitors of PeopleSoft. This license will survive the termination of the Marketing Agreement.

     During the term of the Marketing Agreement, PeopleSoft will provide quarterly reports to Momentum detailing payments due for such period with respect to the relevant Momentum Product or Licensed Product, as the case may be. Such reports will be due thirty (30) days after the end of each calendar quarter and will indicate the quantity and dollar amount of Net Revenues relating to each Momentum Product or Licensed Product, as the case may be, or other consideration in respect of Net Revenues, during the quarter covered by such report. No more than once in each calendar year upon at least five (5) business days notice and during regular business hours, at Momentum's expense, PeopleSoft is required to make available for inspection by Momentum such records of PeopleSoft as may be necessary to verify the accuracy of reports and payments made under the Marketing Agreement. PeopleSoft must provide similar reports and records with respect to all Developed Technology Products.

     The Marketing Agreement terminates upon the earlier to occur of: (i) the exercise of the Purchase Option by PeopleSoft; or (ii) the end of the thirtieth
(30th) day after the expiration of the Purchase Option. The Marketing Agreement may be terminated by either party in the event that the other party (i) breaches any material obligation under the Marketing Agreement (which breach continues for a period of thirty (30) days after written notice to the defaulting party) or (ii) enters into any proceeding, voluntary or involuntary, in bankruptcy, reorganization or similar arrangement for the benefit of its creditors.

SERVICES AGREEMENT

     Pursuant to the Services Agreement, PeopleSoft will provide Momentum with certain services relating to administration, including accounting, finance, human resources and legal services. Momentum has agreed to pay PeopleSoft a fee of $100,000 per quarter for such services. Momentum will also incur direct costs such as professional services, insurance, taxes and regulatory fees. The Services Agreement remains in force until December 31, 2002 and thereafter is automatically renewed for one-year terms.

DISTRIBUTION AGREEMENT

     Under the Distribution Agreement, PeopleSoft contributed $250 million in cash to Momentum in exchange for 4,693,826 shares of Momentum Class A Common Stock. PeopleSoft effected the Distribution by delivering those shares to State Street Bank & Trust Company of California, National Association, which held them as custodian for the benefit of the PeopleSoft stockholders of record as of the record date. This custody arrangement was irrevocable. In mid January 1999, State Street Bank & Trust Company of California, National Association, delivered the shares to Boston EquiServe L.P., Momentum's transfer agent, which began mailing the shares to the PeopleSoft stockholders of record as of the record date. PeopleSoft and Momentum have indemnified State Street Bank & Trust Company of California, National Association, for actions it takes in connection with acting as custodian. In addition, in the event PeopleSoft exercises the Purchase Option, it has agreed to indemnify Momentum's officers and director to the same extent as such persons are entitled to indemnification under Momentum's Certificate of Incorporation.

PURCHASE OPTION

     The Purchase Option is set forth in Momentum's Certificate of Incorporation.

     Pursuant to the Purchase Option, PeopleSoft has an exclusive, irrevocable option to purchase all, but not less than all, of the issued and outstanding Momentum Class A Common Stock. PeopleSoft may exercise the Purchase Option by written notice to Momentum at any time during the period beginning immediately after the Distribution until December 31, 2002; provided that such date will be extended for successive six month periods if, as of any June 30 or December 31 beginning with June 30, 2002, Momentum has not paid or accrued expenses for all but $15 million of the Available Funds as of such date. In any event, the Purchase Option will terminate on the sixtieth (60th) day after Momentum provides PeopleSoft with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining. All certificates evidencing Momentum Class A Common Stock will bear a legend indicating that the Momentum Class A Common Stock is subject to the Purchase Option.

     Except in instances in which Momentum's liabilities exceed its assets (as discussed below), if the Purchase Option is exercised, the exercise price (the "Purchase Option Exercise Price") will be the greatest of:

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

     In the event that Momentum's liabilities (other than liabilities under the Development Agreement, the Marketing Agreement and/or the Services Agreement) exceed its assets, the Purchase Option Exercise Price described above will be reduced (but not to less than the total par value of the outstanding Momentum Class A Common Stock) by the amount that Momentum's liabilities at the time of exercise (other than liabilities under the Development Agreement, the Marketing Agreement and/or the Services Agreement) exceed Momentum's cash and cash equivalents, and short-term and long-term investments (excluding the amount of the Available Funds remaining at such time). For this purpose, liabilities will include, in addition to liabilities required to be reflected on Momentum's financial statements under generally accepted accounting principles, (i) any guaranty of any indebtedness and (ii) any reimbursement or similar obligation with respect to any letter of credit issued for the account of Momentum or as to which Momentum is otherwise liable.

     If PeopleSoft exercises the Purchase Option, PeopleSoft will pay the Purchase Option Exercise Price in cash. For the purpose of determining the Purchase Option Exercise Price, the fair market value of PeopleSoft Common Stock shall be deemed to be the average of the closing sales price of PeopleSoft Common Stock on the Nasdaq National Market (or such other securities exchange on which PeopleSoft is then listed) for the twenty (20) trading days ending with the trading day that is two trading days prior to the date of determination. The per share purchase price of Momentum Class A Common Stock will be reduced if Momentum issues additional shares after the Distribution.

     The purpose of having the Purchase Option Exercise Price be determined by reference to one of four formulas is to both provide alternatives for the most favorable return to the holders of the Momentum Class A Common Stock based on the achievement of certain performance criteria by Momentum, on one hand, and to establish a minimum return of $75 million, on the other hand. The first formula is intended to provide a favorable return to the holders of the Momentum Class A Common Stock in the event that Momentum develops highly successful, royalty-paying products. The second formula would benefit the holders of the Momentum Class A Common Stock in the event that the trading price of PeopleSoft's Common Stock were to rise significantly during the period that the Purchase Option is exercisable, due to the performance of Momentum or otherwise. (Based on the closing price of PeopleSoft's Common Stock on December 28, 1998, the market value of 600,000 shares of PeopleSoft Common Stock was $11,662,500.) The third formula was designed to provide a favorable return to the holders of the Momentum Class A Common Stock in the event that PeopleSoft elects to exercise the Purchase Option prior to the time that Momentum successfully commercializes its products. The fourth option represents a minimum return of $75 million to the holders of the Momentum Class A Common Stock. These four alternatives were selected based on PeopleSoft's analysis of the formulas used in comparable transactions by other companies (all of which were in the pharmaceutical industry), as adjusted to take into consideration the different development cycles and other factors specific to the software products that Momentum proposes to develop. The determination as to whether or not to exercise the Purchase Option is entirely within the discretion of PeopleSoft and the results of the foregoing formulas are not determinable unless and until PeopleSoft elects to exercise the Purchase Option

     The closing of the acquisition of the Momentum Class A Common Stock pursuant to exercise of the Purchase Option will take place on a date selected by PeopleSoft, but no later than sixty (60) days after the exercise of the Purchase Option unless, in the judgment of PeopleSoft, a later date is required to satisfy any applicable legal requirements or to obtain required consents. Between the time of exercise of the Purchase Option and the time of closing of the acquisition of the Momentum Class A Common Stock, Momentum may not, without PeopleSoft's consent, incur additional debt, dispose of assets, pay or declare any dividends or operate its business other than in the ordinary course.

     At PeopleSoft's election, Momentum may redeem on such closing date the Momentum Class A Common Stock for an aggregate redemption price equal to the final Purchase Option Exercise Price. Any such redemption would be in lieu of PeopleSoft paying the final Purchase Option Exercise price directly to holders of Momentum Class A Common Stock, and would be subject to PeopleSoft providing the final Purchase Option Exercise Price to Momentum to allow Momentum to pay the redemption price.

     In the event that prior to PeopleSoft's exercise of the Purchase Option, the number of outstanding shares of PeopleSoft Common Stock is increased by virtue of a stock split or a dividend payable in PeopleSoft Common Stock or the number of such shares is decreased or changed by virtue of a combination or reclassification of such shares, then the number of shares of PeopleSoft Common Stock used to compute the Purchase Option Exercise Price (if the Purchase Option Exercise Price is the fair market value of 600,000 shares of PeopleSoft Common Stock) shall be increased or decreased, as the case may be, in proportion to such increase or decrease in the number of outstanding shares of PeopleSoft Common Stock.

     Under Momentum's Certificate of Incorporation, Momentum will be prohibited from taking or permitting any action inconsistent with, or which would in any way alter, PeopleSoft's rights under the Purchase Option. Momentum may not, without consent of PeopleSoft as the sole holder of the Momentum Class B Common Stock, merge, liquidate, sell any substantial assets, or amend its Certificate of Incorporation to (i) alter the Purchase Option, (ii) change Momentum's authorized capitalization, or (iii) alter the provisions governing the Board of Directors. To the extent Rule 13e-3 ("Rule 13e-3") under the Exchange Act dealing with going private transactions by certain issuers or their affiliates is applicable at the time of any exercise of the Purchase Option, PeopleSoft and Momentum will comply with their respective obligations under Rule 13e-3, subject to any available exemptions from such obligations.

     The existence of this Purchase Option should not be construed as an assurance that any purchase of Momentum by PeopleSoft would necessarily occur at either the, or one of the possible, purchase option prices. It is conceivable that an alternative lower purchase price could be negotiated between PeopleSoft and Momentum at some future date, under certain circumstances.

FACILITIES AND PERSONNEL

     Momentum has not and is not expected to hire a significant number of employees or to acquire significant property or assets. On April 30, 1999, Momentum had one employee, Ronald E.F. Codd, its President and Chief Executive Officer. However, in order to develop products under the Development Agreement, Momentum will have to make decisions on how to obtain adequate resources for its development efforts. Momentum currently contracts with PeopleSoft to provide engineering personnel and facilities to perform the development work. Momentum has the right to perform this work directly or seek other third party providers. Momentum is expected to use a substantial portion of the Available Funds to compensate PeopleSoft for the research and development of Momentum Products. In addition, pursuant to the Services Agreement, PeopleSoft provides Momentum with general administrative support services and office space for its corporate headquarters under a sublease arrangement. If PeopleSoft does not exercise the Purchase Option, Momentum expects that the Services Agreement will not be renewed and that it will need to find alternate suppliers of administrative services and office space.

COMPETITION

     The market for business application software is intensely competitive. Momentum believes it will face substantial competition from the large, established providers of enterprise-wide application software as well as from numerous smaller, more specialized software companies. Other than PeopleSoft, SAP, Oracle, Baan and J.D. Edwards are the major providers of enterprise-wide software. Momentum believes that each of these companies has either launched initiatives or has the technical, financial, and marketing capability to launch initiatives to develop products that directly compete with the products Momentum intends to develop. In addition, numerous well-established companies specialize in e-business products, analytic applications or particular industry-specific applications. Almost all of Momentum's competitors have substantially greater financial, technical and marketing resources than those of Momentum. Furthermore, although Momentum believes PeopleSoft does not intend to compete with it, PeopleSoft is free to do so.

     Demand for Momentum's products may be highly sensitive to time to market and/or first mover advantages. Any material delays in a development schedule may adversely affect demand for the product.

     Momentum expects that any products developed by it will be commercialized by other parties, most likely through PeopleSoft. Although PeopleSoft has substantial market share in the enterprise-wide application software market, it does not have a significant presence in the markets for e-business or analytic application products or in any of the markets for which Momentum intends to develop industry-specific application products. As a result, PeopleSoft may not be able to compete successfully with the other large providers of enterprise-wide application software or with the established specialized software companies in these markets. Additionally, if Momentum commercializes its products through third parties, such third parties may not have the financial, technical and marketing resources to compete successfully with Momentum's competitors.

PATENTS; INTELLECTUAL PROPERTY

     The products Momentum intends to develop will incorporate certain technologies of PeopleSoft and other third parties. While Momentum intends to obtain from third parties permission to use their technologies, Momentum's activities could unintentionally infringe the patents, copyrights or other intellectual property rights of others. Consequently, third parties may assert infringement claims against Momentum with respect to its products. Any such assertion could require Momentum to enter into royalty arrangements or could result in costly litigation.

     Momentum intends to rely on a combination of copyright, trade secret, and patent laws and employee and third party non-disclosure agreements to protect its intellectual property rights, including the features and design aspects of its products. Such measures may not be sufficient to protect its rights, and Momentum's competitors may independently develop technologies that are substantially equivalent to or superior to Momentum's technology. Momentum may from time to time be involved in litigation regarding the scope and validity of its intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs to Momentum and diversion of efforts by Momentum's management.

                                   MANAGEMENT

     The following table sets forth information about Momentum's executive officer and directors as of April 30, 1999.

                 NAME                    AGE                      POSITION
                 ----                    ---                      --------
Ronald E. F. Codd......................  43    President, Chief Executive Officer, Chief
                                               Financial Officer, Secretary and Director
Carlton H. Baab........................  41    Director
Robert K. Dahl.........................  58    Director
Michael E. Gioja.......................  41    Director
Jeffrey A. Miller......................  48    Director

     Ronald E. F. Codd has served as Momentum's President, Chief Executive Officer, Chief Financial Officer, Secretary and director since December 1998. Prior to becoming an officer and director of Momentum, Mr. Codd served in various capacities with PeopleSoft. Mr. Codd joined PeopleSoft in September 1991 as Vice President of Finance and Chief Financial Officer. In November 1993, he was appointed PeopleSoft's Senior Vice President of Finance and Administration and Chief Financial Officer. He was appointed Secretary of PeopleSoft in March 1992. Prior to joining PeopleSoft, Mr. Codd was Corporate Controller of MIPS Computer Systems, Inc., a microprocessor designer and computer manufacturer, from March 1989 through September 1991. From March 1984 through March 1989, he was Corporate Controller and Chief Accounting Officer for Wyse Technology, Inc., a computer and peripheral manufacturer. Mr. Codd is a Certified Public Accountant, a Certified Managerial Accountant, and holds a Certified Production and Inventory Management credential. He received a B.Sc. in Business Administration from the University of California, Berkeley and an M.M. degree from the J.L. Kellogg Graduate School of Management (Northwestern University).

     Carlton H. Baab became a director of Momentum in February 1999 and is an officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab has served as RemarQ's Chief Operating Officer and Chief Financial Officer since January 1999. Mr. Baab served as Chief Financial Officer of the CKS Group, a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS's Chief Operating Officer from August 1995 through May 1996. Prior to joining CKS, Mr. Baab co-founded and served as President and Chief Executive Officer of MobileSoft Corporation, a software application developer for the Apple Newton. Mr. Baab was the Vice President & General Manager of the Contract Division at the Levolor Corporation, a windows treatment company, from August 1989 to August 1993. At Levolor, Mr. Baab was also Vice President of Information Technology and Re-Engineering and a member of the executive turnaround team. Mr. Baab holds a B.S. in Electrical Engineering from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

     Robert K. Dahl became a director of Momentum in February 1999 and is a General Partner at Riviera Ventures, LLC, a private equity-investing firm. From October 1997 to January 1998, Mr. Dahl served as Executive Vice President, Planning of Ascend Communications, Inc., a network solutions provider. From January 1994 to October 1997, Mr. Dahl served as Vice President of Finance and Chief Financial Officer of Ascend. Prior to joining Ascend in January 1994, Mr. Dahl was a private investor and a principal in Dahl-De Vivo Management Co., a private investment firm. Mr. Dahl also serves on the Board of Directors of the Bank of Alameda, Conducent Communications, Inc., Spear Technologies, Inc., Jovial Test Equipment, Object Switch, Inc., v-Packet.com, Inc. and Northpoint Communications, Inc. Mr. Dahl received his B.Sc. in Finance and Accounting from the University of California, Berkeley.

     Michael E. Gioja replaced Margaret Taylor as the director of Momentum representing the Class B Common Stock Holders in June 1999. Mr. Gioja joined PeopleSoft in April 1999 as the Senior Vice President for Development. From September 1995 to March 1999, Mr. Gioja served as Executive Vice President of the Global Human Resource business unit at SAP, a leading developer of enterprise resource planning application software. Previously, Mr. Gioja spent 19 years working in application development and deployment of IBM,

American Express and most recently as Vice President for Corporate Applications at Fidelity Investments. Mr. Gioja holds a B.Sc. in Computer Science from the State University of New York at Oswego.

     Jeffrey A. Miller became a director of Momentum in June 1999. Mr. Miller has served as President, Chief ExecutiveOfficer and member of the Board of Directors of Documentum, Inc., a developer of enterprise document management software, since July 1993. From April 1991 to March 1993, Mr. Miller was a division president at Cadence Design Systems, Inc., a supplier of electronic design automation software ("Cadence"). From February 1983 to April 1991, Mr. Miller was Vice President and General Manager and Vice President of Marketing of Adaptec, Inc., a supplier of computer input/output controllers. From 1976 to 1983, Mr. Miller held various positions at Intel Corporation, a manufacturer of semiconductor components. Mr. Miller received his M.B.A. and B.S. in Electrical Engineering and Computer Science from the University of Santa Clara.

     Following the Distribution, Mr. Codd served as one of the three directors representing the Momentum Class A Common Stock, and two additional directors were appointed in early March. In mid March, a special meeting of the shareholders was called for the purpose of formally electing the directors previously appointed, and by proxy vote, all Class A Common Stock directors were elected to office. Because the representatives of the Momentum Class A Common Stock serve staggered three-year terms, the holders of Momentum Class A Common Stock will be able to vote on a maximum of two representatives (but in two out of three years, only one representative) at each annual meeting of stockholders.

ITEM 2. PROPERTIES

FACILITIES

     As of April 30, 1999, the Company had no and does not expect to secure any significant facilities in the future. Momentum intends to outsource its entire product development activities and thus does not require any facilities other than office space for the President.

ITEM 3. LEGAL PROCEEDINGS

     On February 1, 1999, Momentum was first named as an additional defendant in a series of class action lawsuits brought against PeopleSoft, Inc. and certain of its officers and directors, alleging securities fraud in connection with, inter alia, PeopleSoft's spin off of Momentum to PeopleSoft shareholders. Out of nineteen such class actions filed to date, only one names Momentum as a defendant. The class period in all such actions is from February 1997 to January 28, 1999, the date when PeopleSoft first announced that the Securities and Exchange Commission was reviewing PeopleSoft's accounting treatment for certain transactions in prior periods. The actions are pending in the United States District Court for the Northern District of California, under the lead case name Suttovia v. Duffield, et al, No. C 99-0472 MJJ. It is expected that all actions will be consolidated into a single action within the next 120 days, and an amended complaint filed at that time. It is uncertain whether certain of the claims and allegations in the current complaint will be included in the amended complaint, or whether Momentum will remain a defendant in the consolidated case. Management does not believe that the case, if it goes forward, will cause a material adverse impact on Momentum's business or operations. However, depending on the amount and timing, an unfavorable resolution could materially affect the company's position, results of operations or cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol MMTM. The following table lists the high and low closing prices for the Momentum Common Stock as reported on since its formation.

                                                               HIGH      LOW
                                                              ------    -----
Period January 19, 1999 to April 30, 1999...................  $18.00    $7.38

     The trading price of the Company's common stock fluctuated significantly following its start of trading. The trading price is not expected to significantly fluctuate in the near term due to the various contractual arrangements, and more specifically the buy-out provision held by the Class B shareholders. However, the stock price of software companies have historically moved in response to quarterly variations in contracting activity and operating results, announcements of technological innovations or new software products by the Company or its competitors, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     As of July 2, 1999, the approximate number of common stockholders of record was 2,600, representing approximately 120,000 shareholder accounts.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the payment of cash dividends from the Available Funds requires consent of the Class B shareholder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                              PERIOD ENDED APRIL 30,
                                                                     1999(A)
                                                              ----------------------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues:                                                            $     --

Costs and expenses:
  Product development.......................................            2,569
  General and administrative................................              408
                                                                     --------
          Total costs and expenses..........................            2,977
                                                                     --------
Operating Loss..............................................           (2,977)
Interest Income.............................................            3,908
                                                                     --------
Income before income taxes..................................              931
Provision for income taxes..................................              428
                                                                     --------
Net income..................................................         $    503
                                                                     ========
Basic and diluted income per share..........................         $   0.15
                                                                     ========
Shares used in basic and diluted per share computation......            3,312
                                                                     ========

                                                               AS OF APRIL 30, 1999
                                                              ----------------------
BALANCE SHEET DATA:
Working capital.............................................         $250,475
Total assets................................................         $253,931
Long-term obligations.......................................         $     --
Stockholders' equity........................................         $250,504

---------------
(a) Incorporated on November 9, 1998, with operations beginning on January 4, 1999, the first business day following distribution of Momentum Shares by Peoplesoft.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements include but are not limited to those identified with a footnote(1) symbol. The Company undertakes no obligation to update the information contained in this Item 7.

                             RESULTS OF OPERATIONS

REVENUES

     Momentum does not expect to have royalty revenues prior to its fourth quarter of fiscal year 2000 when the first products are expected to be developed and licensed, most likely to PeopleSoft. Momentum will earn a royalty for each product licensed by PeopleSoft, or another distributor, based on a sliding royalty rate determined by the amount of development costs incurred. These royalty rates are contractually determined. See -- "Business" -- "Marketing and Distribution Agreements".

COSTS AND EXPENSES

     Momentum's expenses are incurred primarily under the Development Agreement and the Services Agreement. As Momentum engages PeopleSoft to perform research and development work, PeopleSoft charges Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing Momentum Products. These costs may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology.

     Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined on PeopleSoft's internal projections of its incremental costs it will incur to provide these services to Momentum. Momentum will also incur direct costs such as professional services, insurance, taxes, director and officer compensation, and regulatory fees.

     As a result of its need to incur substantial development expenses prior to receiving significant revenue, Momentum anticipates that it will incur substantial losses which will likely be recurring.

     For the period from November 9, 1998 (inception) through April 30, 1999, Momentum incurred development expenses under the Development Agreement of $2.6 million and $0.4 million of administrative costs under the Services Agreement. Development expenses are expected to significantly increase during the next fiscal year as development efforts are stepped up on current projects and as development of new Momentum Products commence.

INTEREST INCOME

     Interest and investment income earned on invested funds, was $3.9 million from Momentum's inception (November 9, 1998) through April 30, 1999. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

PROVISION FOR INCOME TAXES

     Momentum's income tax provision amounted to $0.4 million for the period from inception to April 30, 1999 with an effective tax rate of 45.9%. The net deferred tax assets at April 30, 1999 were not material. Momentum's effective tax rate is greater than the 34% statutory rate due to state taxes and the establishment of a valuation allowance. The valuation allowance was established against a portion of the deferred tax asset related to capitalized start-up expenditures due to uncertainty regarding its realizability.

EARNINGS PER SHARE

     The Company's earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Momentum has no such dilutive common stock equivalents and thus diluted earnings per share equals basic earnings per share. Earnings per share for the period from November 9, 1998 (inception) through April 30, 1999 was $0.15.

                        LIQUIDITY AND CAPITAL RESOURCES

     Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three to four years. Momentum's funds are expected to be used primarily to fund activities to be conducted under the Development Agreement with PeopleSoft. Momentum expects to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At April 30, 1999, Momentum had cash and cash equivalents of approximately $253.9 million consisting primarily of investments in money market funds with maturities of three months or less. These funds are restricted for use under the Development Agreement.

     Momentum's development activities are expected to focus on e-business products, analytic application products, and industry specific applications. PeopleSoft has and will propose various products to Momentum from which Momentum will select certain products to develop. Momentum believes there are numerous possible products which could be developed in each of the three areas. Based on PeopleSoft's experience in developing software products of comparable scope, and the number of projects that are believed to be manageable at any given time, and assuming availability of engineers with relevant expertise, the Available Funds are expected to be expended in approximately three to four years.

     In addition to the Available Funds, Momentum may generate additional funds through successfully licensing its products to PeopleSoft or other parties. Momentum may also obtain additional financing through either debt or equity financing, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through licensing of products or financings would not be considered Available Funds and thus their use by Momentum would not be restricted by PeopleSoft.

     There can be no assurances, particularly given the existence of the Development Agreement, the Marketing Agreement and the Services Agreement, that Momentum will be able to raise any additional capital. Such additional capital, if raised, would most likely reduce the per share proceeds available to holders of the Momentum Class A Common Stock if the Purchase Option were to be exercised by PeopleSoft. See "Business -- Purchase Option."

     During the quarter ended April 30, 1999, Momentum executed amendments to the Development and License Agreement with PeopleSoft, whereby PeopleSoft will provide development resources and project management oversight to eight different product development projects with an aggregate budget of approximately $140 million. Projects being undertaken include a suite of analytic applications which encompass nine individual software products, and several industry-specific applications, including a comprehensive solution for the insurance industry and three projects targeted at the services industry which include consulting, engineering and temporary help companies. In addition, Momentum will be funding the development of PeopleSoft's recently announced eMarketplace, an end-to-end e-commerce application that will be integrated with PeopleSoft's e-business backbone. Certain of these projects had not been initiated as of April 30, 1999, and actual funding of the remainder of the projects commenced on or after the middle of March 1999. Momentum expects to approve and commence development efforts of the next series of product development projects in the next six months.

YEAR 2000

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

FOREIGN EXCHANGE

     Momentum expects to conduct all of its activities in US dollars. Most of Momentum's operations will be conducted under the various agreements between the Company and PeopleSoft. All of these transactions are contractually required to be conducted in US Dollars.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     If any of the following risks actually occur, Momentum's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Momentum Class A Common Stock could decline significantly.

     This information statement also contains forward-looking statements. These statements include words such as "may," "will," "expect," "believe," "intend," "anticipate," "estimate" or similar words. These statements are based on Momentum's current beliefs, expectations and assumptions. Momentum's actual results could differ materially from those anticipated in these forward-looking statements due to certain factors, including the risks described below and elsewhere in this information statement. Momentum undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

MOMENTUM IS A NEW COMPANY AND EXPECTS TO INCUR SUBSTANTIAL LOSSES

     Momentum is a newly formed company. It faces substantially all of the risks associated with establishing a new business enterprise in the software industry. Momentum will incur substantial losses for several years as it develops its products. Momentum will be able to recover such losses only if its development efforts are successful, and then only if it can successfully commercialize such products most likely through third parties.

MOMENTUM MAY NOT SUCCESSFULLY SELECT OR DEVELOP PRODUCTS

     Momentum has entered into the Development Agreement with PeopleSoft that requires Momentum to use all the Available Funds in connection with the research and development of products that PeopleSoft proposes and Momentum approves. These products may not be the appropriate products for development. To date, PeopleSoft has relied upon third parties to develop industry-specific software and has obtained these products through licensing arrangements or acquisitions. PeopleSoft, therefore, does not have substantial experience in developing industry-specific products. In addition, neither PeopleSoft nor Momentum has significant familiarity with the evolving markets of e-business and analytic application products. Such inexperience and unfamiliarity may cause PeopleSoft and Momentum to choose inappropriate products for development.

     Even if PeopleSoft and Momentum choose appropriate products for development, Momentum may not be able to successfully manage the development of such products. Developing any of these products involves a number of risks and uncertainties, including:

     - it may be difficult for Momentum (and/or the parties with whom Momentum contracts to perform development work) to assemble a workforce with sufficient domain expertise;

     - evolving customer demands for product functionality may require greater resources than originally anticipated;

     - Momentum may need to develop new technologies to address increased product functionality requirements;

     - development efforts may be complex and such complexities may create a risk that these products will not be technologically feasible; and

     - any products developed may rapidly become obsolete or require substantial resources to stay current.

     Any one or all of these factors may prevent Momentum from successfully developing any of these software application products.

     Despite testing by Momentum, primarily through third parties, software programs as complex as those likely to be developed by Momentum are likely to contain a number of undetected errors or "bugs" when they are first introduced. This may result in reduced acceptance of these software products in the marketplace. The effort and expense of developing, testing and maintaining software product lines will increase with the increasing number of possible combinations of: (i) vendor hardware platforms; (ii) operating systems and updated versions; (iii) application software products and updated versions; and
(iv) RDBMS platforms and updated versions. Developing consistent software product performance characteristics across all of these combinations could place a significant strain on Momentum's development resources and software product release schedules.

     Momentum believes it will benefit in the area of undetected errors in choosing to utilize third parties for its development efforts. For example, by contracting with PeopleSoft for its product development, Momentum gains access to testing processes which have been developed and improved over numerous product releases. Momentum does not believe all errors will be detected through testing or other processes, and thus may incur costs to fix these errors after products are released.

     PeopleSoft has granted Momentum a license to use PeopleSoft Technology to develop products under the Development Agreement. However, some or all of the products Momentum may attempt to develop under the Development Agreement may require new technologies, or enhancements or modifications to existing PeopleSoft Technology. Momentum may not be able to acquire or develop the technology necessary to successfully develop its products.

MOMENTUM'S ANALYTIC APPLICATIONS ARE DEPENDENT ON THIRD PARTY TECHNOLOGY UNDER DEVELOPMENT

     The family of Analytic Applications which Momentum is developing with PeopleSoft is based on a combination of PeopleSoft Technology and essential relational on-line analytical processing ("ROLAP") technology which has been licensed by a third party ("ROLAP Supplier") to PeopleSoft (for use by Momentum and PeopleSoft). Certain key elements of the technology that is to be provided by the ROLAP Supplier are still under development, and scheduled to be delivered later this year. Recently, it was announced that the ROLAP Supplier will be acquired by another unrelated third party ("Acquiror"), with such purchase/sale to be completed in August of this year. Although both the ROLAP Supplier and the Acquiror remain committed to the delivery of the ROLAP technology, the acquisition will likely cause some disruption in the workforce of the ROLAP Supplier, and there may be some turnover of its development staff during the ensuing months. Any disruption could create delays in the technology development schedule, resulting in potential or even significant delays in the delivery of the Analytic Applications by Momentum.

MOMENTUM AND PEOPLESOFT MAY NOT BE ABLE TO MARKET MOMENTUM'S PRODUCTS

     PeopleSoft or Momentum may not be able to successfully market any products developed by Momentum. PeopleSoft may need to develop or expand its marketing capabilities in order to commercially exploit any products it chooses to license from Momentum, and PeopleSoft may be unable or unwilling to undertake such a development or expansion of its marketing capabilities. If PeopleSoft does not choose to license a product developed under the Development Agreement, Momentum will have to identify other ways of commercially exploiting that product as Momentum currently has no marketing capabilities. If Momentum decides to market a product itself or through a third party, PeopleSoft may not approve Momentum's use of Available Funds for marketing the product. Additionally, Momentum may not have sufficient resources to fund any such marketing effort. Consequently, Momentum has few degrees of freedom with which to generate revenues or otherwise commercialize developed technology or products should PeopleSoft elect not to utilize some or all of the developed products. Even if acceptable marketing resources are available, the products developed by Momentum may be unsuccessful in the market.

     Demand for Momentum's products may be highly sensitive to time to market and/or first mover advantages. Any material delays in the development project schedule the timing of deliverables may adversely affect demand for the product, even if the development project is otherwise successfully completed. Weakness in demand for a product will translate into limited royalty income to Momentum, associated limited product payment buy out proceeds, if any, and may ultimately reduce PeopleSoft's interest in exercising its purchase option.

MOMENTUM WILL HAVE DIFFICULTY RAISING ADDITIONAL FUNDS

     Prior to the Distribution, PeopleSoft contributed $250 million in cash to Momentum. PeopleSoft does not currently intend to contribute additional funds to Momentum, although it may do so in the future. Under the Development Agreement, Momentum must use all the Available Funds in connection with the research and development of Momentum Products and for related administrative expenses. Momentum may not have sufficient funds to complete the development of any such products.

     Although Momentum is not prohibited from raising additional capital by any of the arrangements between Momentum and PeopleSoft, PeopleSoft's Purchase Option and its rights as the sole holder of the Momentum Class B Common Stock may make it difficult for Momentum to raise additional capital. For example, PeopleSoft's Purchase Option (and its ability to control certain matters as the sole holder of the Momentum Class B Common Stock) may make it more difficult for a third party to acquire Momentum even if a change of control could benefit Momentum's stockholders by providing them with a premium over the then current market price of their shares. As a result, the market value and liquidity of the Momentum Class A Common Stock may be adversely affected.

     If the Purchase Option expires unexercised, Momentum may have very little cash, few assets and an undeterminable number of products under research and development. Momentum may also have very little internal expertise in product development or marketing. Under these circumstances, third parties might be reluctant to lend money to or to invest in Momentum.

PEOPLESOFT MAY NOT EXERCISE ITS LICENSE OPTION OR PURCHASE OPTION

     PeopleSoft is not obligated to exercise its License Option with respect to any Momentum Product. If PeopleSoft elects not to exercise its License Option with respect to a product, Momentum may be required to find alternative ways to commercialize the product. Momentum may not be able to establish alternative channels to commercialize its products. In addition, the Marketing Agreement prevents Momentum from commercializing any products containing PeopleSoft Technology through designated competitors of PeopleSoft.

     PeopleSoft has sole discretion as to when, if ever, it exercises the Purchase Option, and may choose to do so at a time when the purchase price is as low as possible. If PeopleSoft does not exercise the Purchase Option, the Development Agreement, the Marketing Agreement and the Services Agreement will expire, and the holders of the Momentum Class A Common Stock will not receive anything from PeopleSoft. In addition, Momentum may need to seek alternative research and development facilities, either independently or with a third party and to find other providers of the services it received from PeopleSoft pursuant to the Services Agreement and Marketing Agreement. Momentum may not be able to obtain access to adequate research and development facilities or alternate service providers on a timely basis, on acceptable terms, or at all.

     PeopleSoft's Purchase Option is a call option that is continuously exercisable during its term. If at anytime, PeopleSoft believes the exercise price of such option is out of the money, it may attempt to negotiate a purchase of Momentum at a price above or equivalent to its estimate of Momentum's fair market value. Such a price, if negotiated, may be below or substantially below either the applicable option exercise price, or all of the four possible option price formulas.

POTENTIAL CONFLICTS OF INTEREST EXIST WITH PEOPLESOFT

     DEPENDENCE ON PEOPLESOFT FOR PERSONNEL AND FACILITIES. Momentum expects that it will engage PeopleSoft to perform substantially all of the research and development required under the Development Agreement. Momentum believes that PeopleSoft's current and planned personnel and facilities will be adequate for PeopleSoft to perform such work. However, PeopleSoft is not obligated to perform any research and development for Momentum. In the event PeopleSoft agrees to undertake any research and development projects for Momentum, PeopleSoft will be able to allocate its personnel and facilities among its own or Momentum's projects as it deems appropriate, subject only to its obligation to use diligent efforts under the Development Agreement.

     DEPENDENCE ON PEOPLESOFT TECHNOLOGY. Momentum expects that all of the products it develops will to some extent incorporate PeopleSoft Technology. PeopleSoft has licensed such technology to Momentum. However, if Momentum wants to engage a party other than PeopleSoft to conduct research and development on its behalf, Momentum must obtain PeopleSoft's consent before that party may use the PeopleSoft Technology. In addition, Momentum believes that enhanced functionality will need to be added to PeopleTools(R) in order for Momentum to develop certain of its products. If PeopleSoft chooses not to develop those enhancements itself, Momentum would either have to develop them internally or pay a third party to do so. Any enhancements to PeopleSoft Technology by Momentum or any third party will be owned by PeopleSoft.

     DEPENDENCE ON PEOPLESOFT FOR MARKETING AND DISTRIBUTION PRIOR TO GENERAL AVAILABILITY. Prior to the commercial release of a product, software companies typically allow selected users to use, test and comment upon the product. Such pre-release marketing and distribution is often a critical element in the development and refinement of a software product. Under the Development Agreement, PeopleSoft will control the marketing and distribution of all Momentum Products prior to such products becoming Generally Available. Though the Development Agreement requires that PeopleSoft use commercially reasonable efforts with respect to such marketing and distribution efforts, Momentum and PeopleSoft may disagree about the timing, breadth and intensity of such efforts.

     PEOPLESOFT'S CONTROL OVER DETERMINATION OF GENERAL AVAILABILITY. Under the Marketing Agreement, PeopleSoft is responsible for determining when a Momentum Product is Generally Available. Because PeopleSoft's right to exercise its License Option with respect to a Momentum Product expires 30 days after the product becomes Generally Available, PeopleSoft could delay its determination that the product is Generally Available. In addition, upon exercising its License Option with respect to a Momentum Product, PeopleSoft is required to assume the ongoing and sustaining engineering costs associated with such product. Such expenditures may be substantial, and could act to discourage PeopleSoft from exercising such option.

     PEOPLESOFT'S CONTROL OVER LICENSED PRODUCTS. If PeopleSoft exercises its License Option with respect to a Momentum Product, PeopleSoft will receive a perpetual, worldwide, exclusive license to, among other things, market and distribute that product. The right to market and distribute the Momentum Product allows

PeopleSoft to control the pricing of the product. PeopleSoft has no minimum royalty obligation or any express obligation with respect to its marketing and distribution effort. As a result, PeopleSoft may have substantial control over the Net Revenues it receives from licensing the Momentum Product, which may impact the Product Payments made by PeopleSoft to Momentum.

     THE PURCHASE OPTION EXERCISE PRICE. The price at which PeopleSoft can exercise the Purchase Option was determined by PeopleSoft alone and not through arm's-length negotiations. PeopleSoft considered the following factors in making its determination of the purchase price:

     - how the Momentum Class A Common Stock will be distributed;

     - Momentum's planned business;

     - the terms of the Development Agreement and the Marketing Agreement;

     - the advice of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") based on its experience in prior similar transactions; and

     - other factors it deemed appropriate.

     Until the Purchase Option expires, the market value of the Momentum Class A Common Stock will be limited by the Purchase Option Exercise Price.

     PRODUCT COMPETITION. PeopleSoft may develop and/or market for its own benefit products that compete directly with products that Momentum develops.

     LEGAL REPRESENTATION. Wilson Sonsini Goodrich & Rosati, Professional Corporation, has acted as legal counsel to both PeopleSoft and Momentum in connection with the initial transactions described above. Subsequent to the spin out, Momentum appointed its own legal counsel, Gunderson Dettmer, a firm with no prior relationship with PeopleSoft.

PEOPLESOFT'S APPROVAL IS REQUIRED FOR CERTAIN MOMENTUM CORPORATE ACTIONS

     PeopleSoft owns all of the authorized shares of the Momentum Class B Common Stock. As a result, Momentum will need to obtain PeopleSoft's consent to:

     - merge, liquidate, transfer or encumber any substantial portion of its assets;

     - alter the terms of PeopleSoft's Purchase Option;

     - change the authorized capitalization of Momentum; or

     - amend the portions of Momentum's Certificate of Incorporation governing the Board of Directors.

In addition, Momentum's Certificate of Incorporation prohibits Momentum from taking or allowing any action inconsistent with, or that would in any way adversely affect PeopleSoft's Purchase Option.

     PeopleSoft's ability to control the matters listed above could adversely affect the trading price and liquidity of the Momentum Class A Common Stock. Also, PeopleSoft may be able to delay or prevent a change of control of Momentum, even if such a change of control would be beneficial to Momentum's stockholders. This could limit the price that certain investors might be willing to pay for the Momentum Class A Common Stock in the future. The special rights given to the holder of the Momentum Class B Common Stock will expire on the same date that the Purchase Option expires.

RELIANCE ON PEOPLESOFT FOR RESEARCH AND DEVELOPMENT

     Momentum expects that substantially all of its research and development will be performed by third party contractors, primarily PeopleSoft. Though PeopleSoft is not obligated to provide research and development services to Momentum, Momentum expects it will do so for so long as the Purchase Option is in effect. However, Momentum believes that if the Purchase Option expires without being exercised that it is unlikely that PeopleSoft will continue to provide research and development services. In addition, even if PeopleSoft commits under a letter amendment to provide development resources for a particular project, they may terminate their involvement in such project at any time, for any reason or no reason, and without penalty.

     In such an instance, Momentum would have to either develop its own research and development expertise or identify and contract with other third party developers. Either option is likely to involve substantial expense and to delay Momentum's product development efforts.

MOMENTUM PRODUCTS BASED ON PEOPLESOFT TECHNOLOGY; NO ASSURANCE OF COMPATIBILITY WITH OTHER TECHNOLOGIES OR PRODUCTS

     Momentum expects that the Momentum Products will be designed and built to interface and be compatible with PeopleSoft's technology and products. As a result, Momentum's ability to market the Momentum Products is dependent on market acceptance of PeopleSoft's technologies, products and installed base of customers. If Momentum wishes to develop products based on technologies and/or for products other than PeopleSoft's, Momentum may need to incur substantial development costs to ensure compatibility with such other technologies and/or products. Momentum anticipates that PeopleSoft will not approve the use of Available Funds for this purpose. Even if Momentum is able to fund these development efforts, Momentum may be unable to develop products that are compatible with technologies other than PeopleSoft's technology.

MOMENTUM FACES INTENSE COMPETITION

     The market for business application software is intensely competitive. Momentum believes it will face substantial competition from the large, established providers of enterprise-wide application software as well as from numerous smaller, more specialized software companies. Other than PeopleSoft, SAP AG ("SAP"), Oracle Corporation ("Oracle"), Baan Company N.V. ("Baan") and J.D. Edwards & Company ("J.D. Edwards") are the major providers of enterprise-wide software. Momentum believes that each of these companies has either launched initiatives or has the technical, financial, and marketing capability to launch initiatives to develop products that directly compete with the products Momentum intends to develop. In addition, numerous well-established companies specialize in e-business products, analytic applications or particular industry-specific applications. Almost all of Momentum's competitors have substantially greater financial, technical and marketing resources than those of Momentum. Furthermore, although Momentum believes PeopleSoft does not intend to compete with it, PeopleSoft is free to do so.

     Momentum expects that any products developed by it will be commercialized by other parties, most likely through PeopleSoft. Although PeopleSoft has substantial market share in the enterprise-wide application software market, it does not have a significant presence in the markets for e-business or analytic application products or in any of the markets for which Momentum intends to develop industry-specific application products. As a result, PeopleSoft may not be able to compete successfully with the other large providers of enterprise-wide application software or with the established specialized software companies in these markets. Additionally, if Momentum commercializes its products through third parties, such third parties may not have the financial, technical and marketing resources to compete successfully with Momentum's competitors.

RISKS ASSOCIATED WITH ACQUISITIONS

     As part of its overall strategy to enhance or accelerate its product development efforts, Momentum may acquire or invest in complementary companies, products or technologies or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of Momentum's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of Momentum through the successful integration of the acquired business, decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets, dilution of existing equity holders, difficulty in maintaining controls, procedures and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurances that Momentum would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments or joint ventures, or that such transactions will not have an adverse effect on Momentum's business, financial condition and results of operations. Because of the rights of PeopleSoft set forth in Momentum's Certificate of Incorporation, Momentum cannot effectively make any acquisitions without the prior approval of PeopleSoft.

LIMITATION ON LICENSES TO THIRD PARTIES

     Momentum has granted PeopleSoft an option to obtain a perpetual, exclusive license to market, distribute, sublicense, support and enhance any products that Momentum develops under the Development Agreement. PeopleSoft's option with respect to a particular product expires 30 days after that product becomes Generally Available. Until that time, Momentum may not license such products to any other party. As a result, Momentum may miss opportunities to license the products it develops to third parties for higher royalty rates than those PeopleSoft is obligated to pay. In addition, in the event that PeopleSoft declines to exercise its License Option, the delay in Momentum's ability to identify and enter into a licensing arrangement with a third party may adversely affect the terms Momentum is eventually able to obtain from that third party.

LIMITED INTERNATIONAL CAPABILITY

     Products developed by Momentum may have difficulty achieving broad market penetration outside of North America. In order to commercialize software application products outside of North America, Momentum or its third party licensees may need to create localized versions of these products. Neither Momentum nor its third party licensees may have sufficient resources or funding to create, market and license localized versions of any of the products developed by Momentum.

     In addition to the uncertainties related to commercializing Momentum's products outside of North America, there are certain risks inherent in doing business internationally. These risks include:

     - compliance with regulatory requirements and changes in these requirements;

     - tariffs and other trade barriers;

     - unfavorable pricing and price competition;

     - currency fluctuations;

     - longer payment cycles in some countries;

     - difficulties in collecting international accounts receivable;

     - difficulties in enforcing contractual obligations and intellectual property rights;

     - potentially adverse tax consequences;

     - increased costs associated with maintaining international marketing efforts and offices; and

     - political instability.

Any one or all of these factors may adversely affect the commercialization of Momentum's products outside of North America.

POTENTIAL INFRINGEMENT OF THIRD PARTY INTELLECTUAL PROPERTY RIGHTS; LIMITED PROTECTION OF MOMENTUM'S INTELLECTUAL PROPERTY RIGHTS

     The products Momentum intends to develop may incorporate certain technologies of PeopleSoft and other third parties. While Momentum intends to obtain from third parties permission to use their technologies, Momentum's activities could unintentionally infringe the patents, copyrights or other intellectual property rights of others. Consequently, third parties may assert infringement claims against Momentum with respect to its products. Any such assertion could require Momentum to enter into royalty arrangements or could result in costly litigation.

     Momentum intends to rely on a combination of copyright, trade secret, and patent laws and employee and third party non-disclosure agreements to protect its intellectual property rights, including the features and design aspects of its products. Such measures may not be sufficient to protect its rights, and Momentum's competitors may independently develop technologies that are substantially equivalent to or superior to Momentum's technology. Momentum may from time to time become involved in litigation regarding the scope and validity of its intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs to Momentum and diversion of efforts by Momentum's management.

MODERATE TRADING MARKET FOR MOMENTUM CLASS A COMMON STOCK; STOCK PRICE MAY BE VOLATILE

     Momentum Class A Common Stock is currently traded on the Nasdaq National Market. Consistent with the trading patterns of other companies that became publicly traded in similar transactions, Momentum's trading volume in Momentum Class A Common Stock has been moderate as investors assess Momentum's progress in its development projects. However, the current trading volume may never significantly increase or may not be sustained.

     A number of factors may affect the price and liquidity of the Momentum Class A Common Stock, including:

     - actual or anticipated fluctuations in Momentum's operating results;

     - changes in expectations as to Momentum's future financial performance or changes in securities analysts' financial estimates;

     - the operating and stock price performance of PeopleSoft;

     - the operating and stock price performance of other comparable companies; and

     - changes in investors' estimates of the likelihood, price and timing of the possible exercise by PeopleSoft of its Purchase Option.

     In addition, the Momentum Class A Common Stock may be followed by few, if any, market analysts and there may be few institutions acting as market makers for the Momentum Class A Common Stock. Either of these factors could adversely affect the liquidity and trading price of the Momentum Class A Common Stock. Although the trading price of the Company's common stock is not expected to significantly fluctuate in the near term due to various contractual arrangements, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many high technology companies. At times, this volatility has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the Momentum Class A Common Stock, regardless of Momentum's actual operating performance.

MOMENTUM IS SUBJECT TO ANTI-TAKEOVER PROVISIONS

     Certain provisions of Momentum's Certificate of Incorporation and Bylaws could make it more difficult for a third party (other than PeopleSoft) to gain control of Momentum, even if a change in control might be beneficial to Momentum's stockholders. This could adversely affect the market price of the Momentum Class A Common Stock. These provisions include:

     - the elimination of the right of stockholders to act by written consent;

     - the elimination of the right of stockholders to call special meetings of the stockholders;

     - the creation of a staggered Board of Directors;

     - the ability of the Board of Directors to designate and issue Preferred Stock without stockholder consent; and

     - the ability of PeopleSoft to purchase the Momentum Class A Common Stock pursuant to the Purchase Option.

     As a result of its ownership of all the Momentum Class B Common Stock and its rights pursuant to the Purchase Option, PeopleSoft's ability to acquire Momentum is not materially limited by these provisions.

EFFECT OF YEAR 2000 IS UNCERTAIN

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in Part IV Item 14(a) (1) and (2).

ITEM 9.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's officers required by this Item is included in the section in Part I hereof entitled "Management." The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors -- Nominees." Information concerning the Company's officers, directors and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements of Momentum Business Applications, Inc. are filed as part of this report:

                                                              PAGE
                                                              ----
        Report of Independent Auditors......................  F-1
        Covered by Report of Independent Auditors:
        Balance Sheet at April 30, 1999.....................  F-2
        Statement of Income for the period ended April 30,
         1999...............................................  F-3
        Statement of Stockholders' Equity for the period
         ended April 30, 1999...............................  F-4
        Statement of Cash Flows for the period ended April
         30, 1999...........................................  F-5
        Notes to Financial Statements.......................  F-6

     2. Financial Statements Schedules. None. Schedules omitted were not required.

     3.Exhibits.

       23.1  Consent of Ernst and Young LLP, Independent Auditors.

       27.1  Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MOMENTUM BUSINESS APPLICATIONS, INC.

                                        By: /s/ RONALD E.F. CODD

                                           -------------------------------------
                                           Ronald E. F. Codd
                                           President and CEO

Dated: July 28, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald E.F. Codd, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                         DATE
                ---------                                      -----                         ----

/s/ RONALD E. F. CODD                         President, Chief Executive Officer and     July 28, 1999
------------------------------------------   Director (Principal Executive, Financial
Ronald E. F. Codd                                               and
                                                        Accounting Officer)

/s/ CARLTON H. BAAB                                          Director                    July 28, 1999
------------------------------------------
Carlton H. Baab

/s/ ROBERT K. DAHL                                           Director                    July 28, 1999
------------------------------------------
Robert K. Dahl

/s/ MICHAEL E. GIOJA                                         Director                    July 28, 1999
------------------------------------------
Michael E. Gioja

/s/ JEFFREY A. MILLER                                        Director                    July 28, 1999
------------------------------------------
Jeffrey A. Miller

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Momentum Business Applications, Inc.

     We have audited the accompanying balance sheet of Momentum Business Applications, Inc. (a development stage company) as of April 30, 1999, and the related statements of income, stockholders' equity, and cash flows for the period from November 9, 1998 (inception) to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Business Applications, Inc. (a development stage company) at April 30, 1999, and the results of its operations and its cash flows for the period from November 9, 1998 (inception) to April 30, 1999, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Walnut Creek, California
May 21, 1999

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              APRIL 30,
                                                                1999
                                                              ---------
Current assets:
  Cash and cash equivalents.................................  $253,867
  Deferred income taxes.....................................        35
                                                              --------
          Total current assets..............................   253,902
Non-current deferred income taxes...........................        29
                                                              --------
                                                              $253,931
                                                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Payable to PeopleSoft.....................................  $  2,812
  Accounts payable..........................................        18
  Accrued liabilities.......................................        71
  Accrued compensation and related expenses.................        34
  Income taxes payable......................................       492
                                                              --------
          Total current liabilities.........................     3,427
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000
     shares authorized, 4,693,826 issued and outstanding....         5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding.....................        --
  Additional paid-in capital................................   249,996
  Retained earnings.........................................       503
                                                              --------
                                                               250,504
                                                              --------
                                                              $253,931
                                                              ========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 PERIOD FROM
                                                              NOVEMBER 9, 1998
                                                                 (INCEPTION)
                                                              TO APRIL 30, 1999
                                                              -----------------
Revenues:                                                          $    --

Costs and expenses:
  Product development.......................................         2,569
  General and administrative................................           408
                                                                   -------
          Total costs and expenses..........................         2,977
                                                                   -------
Operating Loss..............................................        (2,977)
Interest income.............................................         3,908
                                                                   -------
Income before income taxes..................................           931
Provision for income taxes..................................           428
                                                                   -------
Net income..................................................       $   503
                                                                   =======
Basic and diluted earnings per share........................       $  0.15
                                                                   =======
Shares used in basic and diluted per share computation......         3,312
                                                                   =======

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    COMMON STOCK     ADDITIONAL                  TOTAL
                                                   ---------------    PAID-IN     RETAINED   SHAREHOLDERS'
                                                   SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                                   ------   ------   ----------   --------   -------------
Issuance of Common Stock (par value $.001 per
  share) upon dividend distribution by PeopleSoft
  to holders of PeopleSoft, Inc. stock and
  capital contribution by PeopleSoft.............  4,695      $5      $249,996        --       $250,001
Conversion of Common Stock into 1,000 shares of
  Class B Common Stock upon dividend distribution
  by PeopleSoft..................................     --      --            --        --             --
Net income and comprehensive income..............     --      --            --      $503            503
                                                   -----      --      --------      ----       --------
Balances at April 30, 1999.......................  4,695      $5      $249,996      $503       $250,504
                                                   =====      ==      ========      ====       ========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 PERIOD FROM
                                                              NOVEMBER 9, 1998
                                                                 (INCEPTION)
                                                              TO APRIL 30, 1999
                                                              -----------------
OPERATING ACTIVITIES
Net income..................................................      $    503
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for deferred income taxes.......................           (64)
  Changes in operating assets and liabilities:
     Payable to PeopleSoft..................................         2,812
     Accounts payable.......................................            18
     Accrued liabilities....................................            71
     Accrued compensation and related expenses..............            34
     Income taxes payable...................................           492
                                                                  --------
Net cash provided by operating activities...................         3,866

FINANCING ACTIVITIES
Capital contribution by PeopleSoft..........................       250,000
Issuance of common stock....................................             1
                                                                  --------
Net cash provided by financing activities...................       250,001
                                                                  --------
Net increase in cash and cash equivalents...................       253,867
Cash and cash equivalents at beginning of period............            --
                                                                  --------
Cash and cash equivalents at end of period..................      $253,867
                                                                  ========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1999

 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Momentum Business Applications, Inc., ("Momentum") was incorporated in Delaware on November 9, 1998 and commenced operations on January 4, 1999. Momentum was formed for the purpose of selecting and developing software application products and commercializing such products, most likely through licensing to PeopleSoft, Inc., ("PeopleSoft"). Since it commenced operations, Momentum's principal activities have consisted of recruiting a board of directors, reviewing individual product development proposals under its agreements with PeopleSoft, and handling administrative matters. In accordance with generally accepted accounting principles, Momentum is considered a development stage company, and accordingly must present financial information for the period from November 9, 1998 (inception) to its fiscal year end on April 30, 1999.

  Accounting for Revenues and Expenses

     Momentum is presently a development stage company, and therefore does not currently generate any revenues from operating activities. Subject to the successful completion of one or more product development projects, Momentum may, in the future, derive revenues from the sale or license of its products, most likely through marketing, distribution and sub-licensing by third parties. Royalty and other product revenue if any, will be recorded as earned. Momentum expects to incur most of its expenses under its agreements with PeopleSoft. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. See Note 2 for a description of the agreements between Momentum and PeopleSoft.

  Investment Risk

     Momentum invests excess cash in money markets in financial institutions with strong credit ratings. These funds typically bear minimal risk and Momentum has not experienced any losses on its investments due to institutional failure or bankruptcy.

  Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash equivalents

     Momentum considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At April 30, 1999, cash equivalents ($253.7 million) consisted primarily of taxable investments in money market funds at two financial institutions. All other cash is held in a bank demand deposit. All of the Company's cash and cash equivalents at April 30, 1999 are restricted for use under the Development Agreement (see Note 2).

  Segment Information

     Effective January 4, 1999, Momentum adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 1999

segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     Momentum has organized its business in one operating segment, since Momentum's only business is to engage in selecting and developing software application products and commercializing such products under its agreements with PeopleSoft. At April 30, 1999, all of Momentum's revenue was derived from its investments in the United States.

  Comprehensive Income (Loss)

     Effective January 4, 1999, Momentum adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting comprehensive income and its components. Total comprehensive income (loss) includes net loss plus other comprehensive income. The adoption of SFAS 130 had no impact on Momentum's results of operations or financial condition.

  Per share information

     The Company's earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Momentum has no such dilutive common stock equivalents and thus diluted earnings per share equals basic earnings per share. Earnings per share for the period ended April 30, 1999 was $0.15.

     The earnings per share amount has been computed using the weighted average number of common shares outstanding for the period. Substantially all of Momentum's common stock was issued on December 31, 1998 and thus was outstanding for only the last four months of the period from November 9, 1998 (inception) to April 30, 1999. The $250 million contributed by PeopleSoft was only invested during the last four months of the same period. Had the shares been outstanding for the entire period or the cash invested for the entire period, the resulting earnings per share would have been different from the actual results achieved. Momentum has no outstanding stock options or other dilutive instruments.

  Income Taxes

     The provision for income taxes consisted of the following components for the period from November 9, 1998 (inception) to April 30, 1999 (in thousands):

Current:
  Federal...................................................  $390
  State.....................................................   102
                                                              ----
                                                               492
                                                              ----
Deferred:
  Federal...................................................   (64)
  State.....................................................     0
                                                              ----
                                                               (64)
                                                              ----
          Total provision for income tax....................  $428
                                                              ====

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 1999

     The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income before taxes as follows for the period from November 9, 1998 (inception) to April 30, 1999 (in thousands):

Income tax provision at federal statutory rate..............  $317
State income tax, net of federal tax effect.................    67
Change in valuation allowance...............................    44
                                                              ----
Provision for income taxes..................................  $428
                                                              ====

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consisted of the following at April 30, 1999 (in thousands):

Deferred tax assets:
  Capitalized start-up expenditures.........................  $ 74
  State Taxes...............................................    34
                                                              ----
          Total deferred tax assets.........................   108
Valuation allowance.........................................   (44)
                                                              ----
Net deferred tax asset......................................  $ 64
                                                              ====
Recorded as:
  Current deferred tax assets...............................  $ 35
  Noncurrent deferred tax assets............................    29
                                                              ----
          Total net deferred tax asset......................  $ 64
                                                              ====

     Deferred tax assets are classified in the balance sheet consistent with the classification of the related asset. A valuation allowance was established against a portion of the deferred tax asset related to capitalized start-up expenditures due to uncertainty regarding its realizability.

  Common Stock

     Momentum provides for two classes of common stock, Class A Common Stock and Class B Common Stock. In December 1998, PeopleSoft declared a stock dividend of one share of Momentum's Class A Common Stock for every fifty shares of PeopleSoft stock held as of December 31, 1998, resulting in 4.7 million shares distributed. The shares of Momentum Common Stock held by PeopleSoft on the record date were converted into 1,000 shares of Momentum Class B Common Stock. The holder or holders of the Momentum Class B Common Stock are entitled to vote separately as a class with respect to any merger or liquidation of Momentum, the sale, lease, exchange, transfer or other disposition of any substantial asset of Momentum, and any amendments to the Certificate of Incorporation of Momentum that would alter the Purchase Option, Momentum's authorized capitalization, or the provisions of the Certificate of Incorporation governing Momentum's Board of Directors. Accordingly, PeopleSoft could preclude the holders of the Momentum Class A Common Stock from taking any of the foregoing actions during such period. Prior to the exercise of the Purchase Option, the holders of the Momentum Common B Stock, voting as a separate class, are entitled to elect one director, and the holder or holders of the Momentum Class A Common Stock are entitled to elect up to three directors. Upon exercise of the Purchase Option, PeopleSoft, as the sole holder of the Momentum Class B Common Stock, has the right to elect all of the Momentum directors and to remove incumbent directors with or without cause. On all other matters, holders of the Momentum Class A Common Stock and Momentum Class B Common Stock entitled to vote together as a single class. Holders of Momentum Common Stock are allowed one vote for each share of Momentum Common Stock held by them. Subject to compliance with securities laws, the Momentum Class B Common Stock is freely transferable.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 1999

  Quarterly Financial Data (unaudited)

     The net income(loss) and income(loss) per share for the last two quarters beginning with the quarter ended January 31, 1999 and ending with the quarter ended April 30, 1999 were, sequentially, approximately $709,000 and $0.43 per share, and ($206,000) and ($0.04) per share.

  Litigation

     On February 1, 1999, Momentum was first named as an additional defendant in a series of class action lawsuits brought against PeopleSoft, Inc. and certain of its officers and directors, alleging securities fraud in connection with, inter alia, PeopleSoft's spin off of Momentum to PeopleSoft shareholders. Out of nineteen such class actions filed to date, only one names Momentum as a defendant. The class period in all such actions is from February 1997 to January 28, 1999, the date when PeopleSoft first announced that the Securities and Exchange Commission was reviewing PeopleSoft's accounting treatment for certain transactions in prior periods. The actions are pending in the United States District Court for the Northern District of California, under the lead case name Suttovia v. Duffield, et al, No. C 99-0472 MJJ. It is expected that all actions will be consolidated into a single action within the next 120 days, and an amended complaint filed at that time. It is uncertain whether certain of the claims and allegations in the current complaint will be included in the amended complaint, or whether Momentum will remain a defendant in the consolidated case. Management does not believe that the case, if it goes forward, will cause a material adverse impact on Momentum's business or operations. However, depending on the amount and timing, an unfavorable resolution could materially affect the Company's financial position, results of operations or cash flows in a particular period.

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

     Momentum and PeopleSoft have entered into a Development Agreement pursuant to which PeopleSoft will conduct product development and related activities on behalf of Momentum under work plans and cost estimates which have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. It is expected that the products to be developed under the Development Agreement will include electronic business applications ("e- commerce"), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft's proprietary technology solely for internal use in conjunction with the Development Agreement. PeopleSoft performed development activities on behalf of Momentum during the fourth fiscal quarter in the amount of $2,569,000.

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 1999

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

     Under the terms of the Services agreement, Momentum will pay PeopleSoft $100,000 per quarter to perform accounting, finance, human resources, information systems and legal services on its behalf. Peoplesoft began performing these services in November 1998. PeopleSoft has charged Momentum $200,000 through April 30, 1999 for such services.

     Pursuant to Momentum's Restated Certificate of Incorporation, PeopleSoft has the right to purchase all (but not less than all) of the Momentum Shares (the "Purchase Option"). The Purchase Option will be exercisable by written notice to Momentum at any time until December 31, 2002, provided that such date will be extended for successive six month periods if, as of any June 30 or December 31 beginning with June 30, 2002, Momentum has not paid (or accrued expenses) for all but $15 million of Available Funds as of such date. In any event, the Purchase Option will terminate on the 60th day after Momentum provides PeopleSoft with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining.

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 1999

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

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
-------    ------------------------------------------------------------  ------------
23.1       Consent of Ernst & Young LLP, Independent Auditors..........
27.1       Financial Data Schedule.....................................