Form 10-Q
period 1999-07-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 1999-09-14
CIK 1073292

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission File Number: 0-25185

                      MOMENTUM BUSINESS APPLICATIONS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       94-3313175
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                           CLASS                   OUTSTANDING AT AUGUST 18, 1999
                           -----                   ------------------------------
         Class A Common Stock, par value $.001               4,693,826
         Class B Common Stock, par value $.001                   1,000



================================================================================

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (a development stage company)



                                TABLE OF CONTENTS


                                                                                                      PAGE NO.
                                                                                                      --------
PART I       FINANCIAL INFORMATION

             ITEM 1 - Financial Statements (unaudited)

             Condensed Balance Sheets                                                                     3
             Condensed Statements of Operations                                                           4
             Condensed Statements of Cash Flows                                                           5
             Notes to Condensed Financial Statements                                                      6
             ITEM 2 - Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                              10

PART II      OTHER INFORMATION

             ITEM 1 -  Legal Proceedings                                                                  13
             ITEM 2 -  Changes in Securities and Use of Proceeds                                          13
             ITEM 3 -  Defaults upon Senior Securities                                                    13
             ITEM 4 -  Submission of Matters to a Vote of Security Holders                                13
             ITEM 5 -  Other Information                                                                  13
             ITEM 6 -  Exhibits and Reports on Form 8 - K                                                 13

SIGNATURES                                                                                                14

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                ----------------

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)




                                                                                     JULY 31,        APRIL 30,
                                                                                      1999             1999
                                                                                    ---------        ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................................        $ 254,278        $ 253,867
  Deferred income taxes ....................................................               --               35
                                                                                    ---------        ---------
          Total current assets .............................................          254,278          253,902
Non-current deferred income taxes ..........................................               --               29
                                                                                    ---------        ---------
                                                                                    $ 254,278        $ 253,931
                                                                                    =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Payable to PeopleSoft ....................................................        $   5,659        $   2,812
  Accounts payable .........................................................               55               18
  Accrued liabilities ......................................................              210               71
  Accrued compensation and related expenses ................................               27               34
  Income taxes payable .....................................................               --              492
                                                                                    ---------        ---------
          Total current liabilities ........................................            5,951            3,427
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000
     shares authorized, 4,693,826 issued and outstanding ...................                5                5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding ....................................               --               --
  Additional paid-in capital ...............................................          249,996          249,996
  Retained earnings (deficit) accumulated during the development stage......           (1,674)             503
                                                                                    ---------        ---------
                                                                                      248,327          250,504
                                                                                    ---------        ---------
                                                                                    $ 254,278        $ 253,931
                                                                                    =========        =========



              See notes to condensed unaudited financial statements

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                ----------------
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                                  PERIOD FROM
                                                                         THREE MONTHS            NOVEMBER 9, 1998
                                                                             ENDED                (INCEPTION)
                                                                        JULY 31, 1999           TO JULY 31, 1999
                                                                        -------------           ----------------
Revenues: ........................................................          $  --                    $  --

Costs and expenses:
  Product development ............................................            4,999                    7,568
  General and administrative .....................................              343                      751
                                                                            -------                  -------
          Total costs and expenses ...............................            5,342                    8,319
                                                                            -------                  -------
Operating loss ...................................................           (5,342)                  (8,319)
Interest income ..................................................            2,992                    6,900
                                                                            -------                  -------
Income (loss) before income taxes ................................           (2,350)                  (1,419)
Provision for income taxes .......................................             (173)                     255
                                                                            -------                  -------
Net loss .........................................................          $(2,177)                 $(1,674)
                                                                            =======                  =======
Basic and diluted loss per share .................................          $ (0.46)                 $ (0.44)
                                                                            =======                  =======
Shares used in basic and diluted loss per share computation.......            4,695                    3,791
                                                                            =======                  =======




             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                ----------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                 PERIOD FROM
                                                                       THREE MONTHS            NOVEMBER 9, 1998
                                                                          ENDED                  (INCEPTION)
                                                                      JULY 31, 1999            TO JULY 31, 1999
                                                                      -------------            ----------------
OPERATING ACTIVITIES
Net loss .............................................                 $  (2,177)                 $  (1,674)
Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
  Provision for deferred income taxes ................                        64                         --
  Changes in operating assets and liabilities:
     Payable to PeopleSoft ...........................                     2,847                      5,659
     Accounts payable ................................                        37                         55
     Accrued liabilities .............................                       139                        210
     Accrued compensation and related expenses .......                        (7)                        27
     Income taxes payable ............................                      (492)                        --
                                                                       ---------                  ---------
Net cash provided by operating activities ............                       411                      4,277

FINANCING ACTIVITIES
Capital contribution by PeopleSoft ...................                        --                    250,000
Issuance of common stock .............................                        --                          1
                                                                       ---------                  ---------
Net cash provided by financing activities ............                        --                    250,001
                                                                       ---------                  ---------
Net increase in cash and cash equivalents ............                        --                    254,278
Cash and cash equivalents at beginning of period .....                   253,867                         --
                                                                       ---------                  ---------
Cash and cash equivalents at end of period ...........                 $ 254,278                  $ 254,278
                                                                       =========                  =========



See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         Momentum Business Applications, Inc., ("Momentum") was incorporated in Delaware on November 9, 1998 and commenced operations on January 4, 1999. Momentum was formed for the purpose of selecting and developing software application products and commercializing such products, most likely through licensing to PeopleSoft, Inc., ("PeopleSoft"). Since it commenced operations, Momentum's principal activities have consisted of recruiting a board of directors, reviewing individual product development proposals under its agreements with PeopleSoft, and handling administrative matters. In accordance with generally accepted accounting principles, Momentum is considered a development stage company.

         The information at July 31, 1999 and for the quarter ended July 31, 1999 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the period presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the period from November 9, 1998 ("inception") to its fiscal year ended April 30, 1999 included in Momentum's 1999 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

         Momentum is presently a development stage company, and therefore does not currently generate any revenues from operating activities. Subject to the successful completion of one or more product development projects, Momentum may, in the future, derive revenues from the sale or license of its products, most likely through marketing, distribution and sub-licensing by third parties. Royalty and other product revenue if any, will be recorded as earned. Momentum expects to incur most of its expenses under its agreements with PeopleSoft. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See Note 2 for a description of the agreements between Momentum and PeopleSoft).

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

Cash equivalents

         Momentum considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At July 31, 1999, cash equivalents ($254.3 million) consisted primarily of taxable investments in money market funds at two financial institutions. All other cash is held in a bank demand deposit. All of the Company's cash and cash equivalents at July 31, 1999 are restricted for use under the Development Agreement (See Note 2).

Segment Information

         Effective January 4, 1999, Momentum adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

         Momentum has organized its business in one operating segment, since Momentum's only business is to engage in selecting and developing software application products and commercializing such products under its agreements with PeopleSoft. At July 31, 1999, all of Momentum's interest income was derived from its investments in the United States.

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

Per share information

         Momentum's loss per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Momentum has no such dilutive common stock equivalents and thus diluted earnings per share equals basic earnings per share. The loss per share for the quarter ended July 31, 1999 was ($0.46).

         The loss per share amount for the period from inception through July 31, 1999 has been computed using the weighted average number of common shares outstanding for the period. Substantially all of Momentum's common stock was issued on December 31, 1998 and thus was outstanding for only the last seven months of the period from inception to July 31, 1999. The $250 million contributed by PeopleSoft was only invested during the last seven months of the same period. Had the shares been outstanding for the entire period or the cash invested for the entire period, the resulting loss per share amounts would have been different from the actual results achieved. Momentum has no outstanding stock options or other dilutive instruments at July 31, 1999.

Income Taxes

Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Momentum expects to have a net loss for fiscal year 2000, and thus no taxes were provided for in the period ended July 31, 1999.

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

         Momentum and PeopleSoft have entered into a Development Agreement pursuant to which PeopleSoft will conduct product development and related activities on behalf of Momentum under work plans and cost estimates which have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. It is expected that the products to be developed under the Development Agreement will include electronic business applications ("e- commerce"), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft's proprietary technology solely for internal use in conjunction with the Development Agreement. Development activities performed by PeopleSoft on behalf of Momentum from inception to July 31, 1999 amount to $7.6 million.

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

         Under the terms of the Services Agreement, Momentum will pay PeopleSoft $100,000 per quarter to provide office facilities, and to perform accounting, finance, human resources, information systems and legal services on its behalf. PeopleSoft has charged Momentum $300,000 for such services from inception through July 31, 1999.

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

Results of Operations

         Momentum does not expect to earn any royalty revenues prior to its fourth quarter of fiscal year 2000 when the development of an initial suite of products is expected to be completed (1). Upon completion of any development activity, PeopleSoft may elect to exercise an option to license the product and offer it to the market through its distribution channels. Momentum will earn a royalty for each product licensed by PeopleSoft or one of its distributors, based on a sliding royalty rate determined by the amount of development costs incurred. These royalty rates are contractually determined pursuant to the Marketing and Distribution Agreement. It is not presently determinable when, if at all, Momentum will realize material royalty revenues from its development efforts.

         Momentum incurred development expenses of approximately $5.0 million and $7.6 million for the quarter ended July 31, 1999 and the period from inception to July 31, 1999, respectively. These expenses are incurred primarily under the Development Agreement. As Momentum engages PeopleSoft to perform research and development work, PeopleSoft charges Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing its products that may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology. Development expenses are expected to significantly increase in fiscal year 2000 as development efforts are stepped up on current projects and as development of new Momentum products commence.

         General and administrative expenses for the quarter ended July 31, 1999 were $0.3 million and were $0.8 million for the period from inception through July 31, 1999. Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services, and maintains office facilities for Momentum. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined on PeopleSoft's internal projections of its incremental costs it will incur to provide these services to Momentum. Momentum will also incur direct costs such as professional services, insurance, taxes, director and officer compensation, and regulatory fees.

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

         Interest and investment income earned on invested funds were $3.0 million for the quarter ended July 31, 1999 and $6.9 million for the period from Momentum's inception through July 31, 1999. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

------------
(1) Forward-looking statement

         The results of operations of Momentum currently reflect primarily interest and investment income earned on the funds contributed by PeopleSoft, and development expenses related to development of Momentum products. Momentum's net loss for the quarter ended July 31, 1999 was ($2.2) million or ($0.46) per share. The net loss from its inception through July 31, 1999 was ($1.7) million or ($0.44) per share. Momentum is expected to record significant net losses in future periods, as product development expenses under its agreements with PeopleSoft are expected to continue to exceed income.

         Momentum's research and development and administrative activities are and will be substantially performed by PeopleSoft. Momentum believes that PeopleSoft's internal systems are Year 2000 compliant. To the extent that Momentum purchases its own internal systems or contracts with other parties for such services, it expects to be able to find systems and service providers which are Year 2000 compliant. However, Momentum and PeopleSoft will be relying on a variety of service providers, including telephone companies, utilities and network services providers whose Year 2000 compliance is difficult to ascertain. If any of these providers were unable to provide their services to either PeopleSoft or Momentum, Momentum's business could be adversely affected.

Liquidity and Capital Resources

         Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three to four years. Momentum's funds are expected to be used primarily to fund activities to be conducted under the Development Agreement with PeopleSoft. Momentum expects to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At July 31, 1999, Momentum had cash and cash equivalents of approximately $254.3 million consisting primarily of investments in money market funds with maturities of three months or less. These funds are restricted for use under the Development Agreement.

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

         There can be no assurances, particularly given the existence of the Development Agreement, the Marketing Agreement and the Services Agreement, that Momentum will be able to raise any additional capital. Such additional capital, if raised, would most likely reduce the per share proceeds available to holders of the Momentum Class A Common Stock if the Purchase Option were to be exercised by PeopleSoft. (See Note 2 -- "Purchase Option").

         Since its inception, Momentum executed amendments to the Development and License Agreement with PeopleSoft, whereby PeopleSoft will provide development resources and project management oversight to eight different product development projects with an aggregate budget of approximately $140 million. Projects being undertaken include a suite of analytic applications which encompass nine individual software products, and several industry-specific applications, including a comprehensive solution for the insurance industry and three projects targeted at the services industry which include consulting, engineering and temporary help companies. In addition, Momentum will be funding the development of PeopleSoft's recently announced eStore, an end-to-end e-commerce application that will be integrated with PeopleSoft's e-business backbone. Although virtually all of these projects have been initiated and are presently active, no new development project commitments were entered into between the two companies during the quarter ended July 31, 1999. PeopleSoft has recently been engaged in a comprehensive review of its business and product strategy, and thus, did not initiate any new development projects with Momentum during this quarter. However, PeopleSoft's management has indicated that they are prepared to re-engage in additional new product proposal activities, and Momentum expects to make additional funding commitments prior to year end.

Risks and Uncertainties

         Momentum's actual results could differ materially from those anticipated in these forward-looking statements due to certain factors. Such risks and uncertainties include, but are not limited to the following:

- Momentum may not successfully select or develop products. The development projects referenced herein are characterized by many inherent risks, including but not limited to 1) it may be difficult to staff such projects with qualified development personnel who have sufficient domain expertise, 2) existing PeopleSoft technology may not be suitable as a foundation for the application software functionality,
         3) development efforts in general are complex, and such complexities create a risk that the products may not be technologically feasible, and 4) constantly changing and evolving customer demands for products and product functionality may cause products to meet with limited market acceptance. Consequently, such development efforts may not be successful or result in a product that is accepted by the market.

- Demand for Momentum's products may be highly sensitive to time to market and/or first mover advantages. Any material delays in the development project schedule may adversely affect demand for the product, even if the development project is otherwise successfully completed. Furthermore, competitors of PeopleSoft, and even PeopleSoft, may offer products that compete directly with Momentum's products

- Momentum and PeopleSoft are parties to various agreements which limit Momentum's ability to take certain actions, establish alternate channels of distribution for its products, and use funds for other than designated product development and administrative activities. Consequently, Momentum has few degrees of freedom with which to generate revenues or otherwise commercialize developed technology or products should PeopleSoft elect not to utilize some or all of the developed products.

- Momentum or PeopleSoft may cancel a development project at anytime and for any reason or no reason at all. Accordingly, it is possible that Momentum could incur significant expenditures toward the development of a particular product, only to have the project cancelled in the later stages of the schedule. There is no recourse to PeopleSoft in the event of this occurrence.

- If Momentum were not successful with a number of development projects, PeopleSoft would be unlikely to exercise its option to purchase the stock of Momentum. Even if Momentum is successful in developing certain products, PeopleSoft may not exercise its option to purchase the Common Stock of Momentum. For example, PeopleSoft has the right to buy out the ownership of selected products under its product royalty buy out rights. Consequently, it could purchase the rights to certain products, thereby obviating any need to exercise the purchase option on the Company's Common Stock.

         Other risks which are detailed in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the December 31, 1998 Second Amendment to the Information Statement (Form 10), the 1999 third quarter Report to Shareholders (Form 10-Q) filed March 15, 1999, and the 1999 Annual Report to Shareholders (Form 10-K) filed July 29, 1999.

                           PART II - OTHER INFORMATION



         Item 1. Legal Proceedings

         On February 1, 1999, Momentum was first named as an additional defendant in a series of class action lawsuits brought against PeopleSoft, Inc. and certain of its officers and directors, alleging securities fraud in connection with, inter alia, PeopleSoft's spin off of Momentum to PeopleSoft shareholders. Out of nineteen such class actions filed to date, only one names Momentum as a defendant. The class period in all such actions is from February 1997 to January 28, 1999, the date when PeopleSoft first announced that the Securities and Exchange Commission was reviewing PeopleSoft's accounting treatment for certain transactions in prior periods. The actions are pending in the United States District Court for the Northern District of California, under the lead case name Suttovia v. Duffield, et al, No. C 99-0472 MJJ. It is expected that all actions will be consolidated into a single action within the next 45 days, and an amended complaint will be filed at that time. It is uncertain whether certain of the claims and allegations in the current complaint will be included in the amended complaint, or whether Momentum will remain a defendant in the consolidated case. Management does not believe that the case, if it goes forward, will cause a material adverse impact on Momentum's business or operations. However, depending on the amount and timing, an unfavorable resolution could materially affect the Company's financial position, results of operations or cash flows in a particular period.

         Item 2. Changes in Securities and Use of Proceeds

            None

         Item 3. Defaults Upon Senior Securities

            None

         Item 4. Submission of Matters to a Vote of Security Holders

         Momentum held it's Annual Meeting of Stockholders on September 9, 1999 at the Carr America Visitor's Center located at 4400 Rosewood Drive, Pleasanton, California. The following matters were voted on by the stockholders of record at the close of business on July 15, 1999:

         1. Two (2) Class A Common Class I directors were elected to serve three-year terms.

         2.       The 1999 Stock Incentive Plan was approved.

         3. The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2000 was ratified.

         Item 5. Other Information

            None

         Item 6. Exhibits and Reports on Form 8 - K

            (a) Exhibits

            27.1 Financial Data Schedule - For the quarter ending July 31, 1999.

            (b) Reports on Form 8 - K

            No reports on Form 8 - K were filed during the period from inception to July 31, 1999.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Dated: September 13, 1999




                                MOMENTUM BUSINESS APPLICATIONS, INC.

                                By: /s/ Ronald E. F. Codd
                                    -------------------------------------
                                    Ronald E. F. Codd
                                    President and Chief Executive Officer
                                    (Principal Executive, Financial and
                                    Accounting Officer)

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (a development stage company)


                                INDEX OF EXHIBITS



EXHIBIT #                          EXHIBIT TITLE
---------                          -------------
27.1                 Financial Data Schedule - July 31, 1999