Form 10-Q
period 1999-10-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 1999-12-15
CIK 1073292

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended October 31, 1999.


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

                                 Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                         OUTSTANDING AT NOVEMBER 30, 1999
                 -----                         --------------------------------
 Class A Common Stock, par value $.001                   4,693,826
 Class B Common Stock, par value $.001                       1,000

================================================================================

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (a development stage company)

                                TABLE OF CONTENTS

                                                                                                             PAGE NO.
                                                                                                             --------
PART I     FINANCIAL INFORMATION

           ITEM 1 -- Financial Statements (unaudited)

           Condensed Balance Sheets                                                                               3
           Condensed Statements of Operations                                                                     4
           Condensed Statements of Cash Flows                                                                     5
           Notes to Condensed Financial Statements                                                                6

           ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations        9

PART II    OTHER INFORMATION

           ITEM 1 --  Legal Proceedings                                                                          12
           ITEM 2 --  Changes in Securities and Use of Proceeds                                                  12
           ITEM 3 --  Defaults upon Senior Securities                                                            12
           ITEM 4 --  Submission of Matters to a Vote of Security Holders                                        12
           ITEM 5 --  Other Information                                                                          12
           ITEM 6 --  Exhibits and Reports on Form 8-K                                                           12

SIGNATURES                                                                                                       12

                         PART 1 -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 ---------------


                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                             OCTOBER 31,       APRIL 30,
                                                                1999             1999
                                                             -----------      ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................      $ 249,552       $ 253,867
  Deferred income taxes ................................             --              35
                                                              ---------       ---------
          Total current assets .........................        249,552         253,902
Non-current deferred income taxes ......................             --              29
                                                              ---------       ---------
                                                              $ 249,552       $ 253,931
                                                              =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Payable to PeopleSoft ................................      $   7,939       $   2,812
  Accounts payable .....................................             34              18
  Accrued liabilities ..................................             19              71
  Accrued compensation and related expenses ............             37              34
  Income taxes payable .................................             --             492
                                                              ---------       ---------
          Total current liabilities ....................          8,029           3,427
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000
     shares authorized, 4,693,826 issued and outstanding              5               5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding ................             --              --
  Additional paid-in capital ...........................        249,996         249,996
  Retained earnings (deficit) accumulated during the
     development stage .................................         (8,478)            503
                                                              ---------       ---------
                                                                241,523         250,504
                                                              ---------       ---------
                                                              $ 249,552       $ 253,931
                                                              =========       =========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                 ---------------


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                          PERIOD FROM
                                                                 THREE MONTHS        SIX MONTHS         NOVEMBER 9, 1998
                                                                     ENDED              ENDED              (INCEPTION)
                                                                OCTOBER 31, 1999   OCTOBER 31, 1999    TO OCTOBER 31, 1999
                                                                ----------------   ----------------    --------------------
Revenues: .................................................          $     --           $     --           $     --

Costs and expenses:
  Product development .....................................             9,635             14,634             17,203
  General and administrative ..............................               347                690              1,098
                                                                     --------           --------           --------
          Total costs and expenses ........................             9,982             15,324             18,301
                                                                     --------           --------           --------
Operating loss ............................................            (9,982)           (15,324)           (18,301)
Interest income ...........................................             3,178              6,170             10,078
                                                                     --------           --------           --------
Income (loss) before income taxes .........................            (6,804)            (9,154)            (8,223)
Provision for (benefit from)income taxes ..................                --               (173)               255
                                                                     --------           --------           --------
Net loss ..................................................          $ (6,804)          $ (8,981)          $ (8,478)
                                                                     ========           ========           ========
Basic and diluted loss per share ..........................          $  (1.45)          $  (1.91)          $  (2.11)
                                                                     ========           ========           ========
Shares used in basic and diluted loss per share computation             4,695              4,695              4,023
                                                                     ========           ========           ========


             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                 ---------------


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             PERIOD FROM
                                                           SIX MONTHS      NOVEMBER 9, 1998
                                                             ENDED            (INCEPTION)
                                                        OCTOBER 31, 1999  TO OCTOBER 31, 1999
                                                        ----------------  -------------------
OPERATING ACTIVITIES
Net loss .......................................          $  (8,981)          $  (8,478)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Provision for deferred income taxes ..........                 64                  --
  Changes in operating assets and liabilities:
     Payable to PeopleSoft .....................              5,127               7,939
     Accounts payable ..........................                 16                  34
     Accrued liabilities .......................                (52)                 19
     Accrued compensation and related expenses .                  3                  37
     Income taxes payable ......................               (492)                 --
                                                          ---------           ---------
Net cash used by operating activities ..........             (4,315)               (449)

FINANCING ACTIVITIES
Capital contribution by PeopleSoft .............                 --             250,000
Issuance of common stock .......................                 --                   1
                                                          ---------           ---------
Net cash provided by financing activities ......                 --             250,001
                                                          ---------           ---------
Net increase (decrease) in cash and cash
equivalents ....................................             (4,315)            249,552
Cash and cash equivalents at beginning of period            253,867                  --
                                                          ---------           ---------
Cash and cash equivalents at end of period .....          $ 249,552           $ 249,552
                                                          =========           =========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Momentum Business Applications, Inc., ("Momentum") was incorporated in Delaware on November 9, 1998 and commenced operations on January 4, 1999. Momentum was formed for the purpose of selecting and developing software application products and commercializing such products, most likely through licensing to PeopleSoft, Inc., ("PeopleSoft"). Since it commenced operations, Momentum's principal activities have consisted of recruiting a board of directors, reviewing individual product development proposals and funding of approved development projects under its agreements with PeopleSoft, and handling administrative matters. In accordance with generally accepted accounting principles, Momentum is considered a development stage company.

     The information at October 31, 1999 and for the quarter ended October 31, 1999 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the period presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the period from November 9, 1998 ("inception") to its fiscal year ended April 30, 1999 included in Momentum's 1999 Annual Report on Form 10-K.

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

Cash equivalents

     Momentum considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At October 31, 1999, cash equivalents ($249.6 million) consisted primarily of taxable investments in money market funds at two financial institutions. All other cash is held in a bank demand deposit. All of the Company's cash and cash equivalents at October 31, 1999 are restricted for use under the Development Agreement (See Note 2).

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

     Momentum has organized its business in one operating segment, since Momentum's only business is to engage in selecting and developing software application products and commercializing such products under its agreements with PeopleSoft. At October 31, 1999, all of Momentum's interest income was derived from its investments in the United States.

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

Per share information

     Momentum's earnings or loss per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. Momentum had no such dilutive common stock equivalents as of October 31, 1999 and thus diluted earnings per share equals basic earnings per share. The loss per share for the quarter ended October 31, 1999 was ($1.45).

     The loss per share amount for the period from inception through October 31, 1999 has been computed using the weighted average number of common shares outstanding for the period. Substantially all of Momentum's common stock was issued on December 31, 1998 and thus was outstanding for only the last ten months of the period from inception to October 31, 1999. The $250 million contributed by PeopleSoft was only invested during the last ten months of the same period. Had the shares been outstanding for the entire period or the cash invested for the entire period, the resulting loss per share amounts would have been different from the actual results achieved.

Income Taxes

     Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Momentum expects to have a net loss for fiscal year 2000, and thus no taxes were provided for in the period ended October 31, 1999.

Common Stock

     Momentum provides for two classes of common stock, Class A Common Stock and Class B Common Stock. In December 1998, PeopleSoft declared a stock dividend of one share of Momentum's Class A Common Stock for every fifty shares of PeopleSoft stock held as of December 31, 1998, resulting in 4.7 million shares distributed. The shares of Momentum Common Stock held by PeopleSoft on the record date were converted into 1,000 shares of Momentum Class B Common Stock. The holder or holders of the Momentum Class B Common Stock are entitled to vote separately as a class with respect to any merger or liquidation of Momentum, the sale, lease, exchange, transfer or other disposition of any substantial asset of Momentum, and any amendments to the Certificate of Incorporation of Momentum that would alter the Purchase Option, Momentum's authorized capitalization, or the provisions of the Certificate of Incorporation governing Momentum's Board of Directors. Accordingly, PeopleSoft could preclude the holders of the Momentum Class A Common Stock from taking any of the foregoing actions during such period. Prior to the exercise of the Purchase Option, the holders of the Momentum Common B Stock, voting as a separate class, are entitled to elect one director, and the holder or holders of the Momentum Class A Common Stock are entitled to elect up to three directors. Upon exercise of the Purchase Option, PeopleSoft, as the sole holder of the Momentum Class B Common Stock, has the right to elect all of the Momentum directors and to remove incumbent directors with or without cause. On all other matters, holders of the Momentum Class A Common Stock and Momentum Class B Common Stock are entitled to vote together as a single class. Holders of Momentum Common Stock are allowed one vote for each share of Momentum Common Stock held by them. Subject to compliance with securities laws, the Momentum Class B Common Stock is freely transferable.

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

     Momentum and PeopleSoft have entered into a Development Agreement pursuant to which PeopleSoft will conduct product development and related activities on behalf of Momentum under work plans and cost estimates which have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. It is expected that the products to be developed under the Development Agreement will include electronic business applications ("e-commerce"), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft's proprietary technology solely for internal use in conjunction with the Development Agreement. Development activities performed by PeopleSoft on behalf of Momentum from inception to October 31, 1999 amount to $17.2 million.

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

     Under the terms of the Services Agreement, Momentum will pay PeopleSoft $100,000 per quarter to provide office facilities, and to perform accounting, finance, human resources, information systems and legal services on its behalf. PeopleSoft has charged Momentum $400,000 for such services from inception through October 31, 1999.

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


3. STOCK INCENTIVE PLAN

     Momentum's Stock Incentive Plan (the "Plan") was recently approved at its Annual Meeting of Stockholders on September 9, 1999. The Compensation Committee of the Board of Directors administers the Plan under which 225,000 shares have been reserved for issuance to employees, consultants and directors. The option exercise price per share may not be less than 100% of the fair market value of the Common Stock on the grant date and in no event may the exercise price be less than $12.00 per share. No options were granted to employees, consultants or directors during the quarter ended October 31, 1999.


                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

     Momentum does not expect to earn any royalty revenues prior to its fourth quarter of fiscal year 2000 when the development of an initial suite of products is expected to be completed(1). Upon completion of any development activity, PeopleSoft may elect to exercise an option to license the product and offer it to the market through its distribution channels. Momentum will earn a royalty for each product licensed by PeopleSoft or one of its distributors, based on a sliding royalty rate determined by the amount of development costs incurred. These royalty rates are contractually determined pursuant to the Marketing and Distribution Agreement. It is not presently determinable when, if at all, Momentum will realize material royalty revenues from its development efforts.

     Momentum incurred development expenses of approximately $9.6 million and $17.2 million for the quarter ended October 31, 1999 and the period from inception to October 31, 1999, respectively. These expenses are incurred primarily under the Development Agreement. As Momentum engages PeopleSoft to perform research and development work, PeopleSoft charges Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing its products that may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology. Development expenses are expected to significantly

----------------------------------
(1) Forward-looking statement
increase in fiscal year 2000 as development efforts are stepped up on current projects and as development of new Momentum products commence.

     General and administrative expenses for the quarter ended October 31, 1999 were $0.3 million and were $1.1 million for the period from inception through October 31, 1999. Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services, and maintains office facilities for Momentum. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined on PeopleSoft's internal projections of its incremental costs it will incur to provide these services to Momentum. Momentum is required to separately pay for direct costs such as professional services, insurance, taxes, director and officer compensation, and regulatory fees.

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

     Interest and investment income earned on invested funds were $3.2 million for the quarter ended October 31, 1999 and $10.1 million for the period from Momentum's inception through October 31, 1999. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

     The results of operations of Momentum currently reflect primarily interest and investment income earned on the funds contributed by PeopleSoft, and development expenses related to development of Momentum products. Momentum's net loss for the quarter ended October 31, 1999 was ($6.8) million or ($1.45) per share. The net loss from its inception through October 31, 1999 was ($8.5) million or ($2.11) per share. Momentum is expected to record significant net losses in future periods, as product development expenses under its agreements with PeopleSoft are expected to continue to exceed income.

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

Liquidity and Capital Resources

     Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three to four years. Momentum's funds are expected to be used primarily to fund activities to be conducted under the Development Agreement with PeopleSoft. Momentum expects to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At October 31, 1999, Momentum had cash and cash equivalents of approximately $249.6 million consisting primarily of investments in money market funds with maturities of three months or less. These funds are restricted for use under the Development Agreement.

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

     Since its inception, Momentum executed amendments to the Development and License Agreement with PeopleSoft, whereby PeopleSoft will provide development resources and project management oversight to nine different product development projects with an aggregate budget of over $140 million. Projects being undertaken include a suite of analytic applications which encompass nine individual software products, and several industry-specific applications, including a comprehensive solution for the insurance industry and three projects targeted at the services industry which include consulting, engineering and temporary help companies. In addition, Momentum will be funding the development of PeopleSoft's recently announced eStore, an end-to-end e-commerce application that will be integrated with PeopleSoft's e-business backbone. During the quarter ended October 31, 1999, Momentum and PeopleSoft executed an amendment to the Development Agreement under which the two companies would jointly develop an industry specific application solution for the public sector. Momentum has committed approximately $6 million of development funding over the next two years to this new project


Risks and Uncertainties

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

- Demand for Momentum's products may be highly sensitive to time to market and/or first mover advantages. Any material delays in the development project schedule may adversely affect demand for the product, even if the development project is otherwise successfully completed. Furthermore, competitors of PeopleSoft, and even PeopleSoft, may offer products that compete directly with Momentum's products. In addition, demand for Momentum's products will likely be a function of PeopleSoft's momentum and reputation in the Enterprise Software market. If PeopleSoft were to lose its market position as a premiere provider of application software solutions for medium and large organizations, the demand for Momentum's products could be significantly reduced.

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

     Other risks which are detailed in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the December 31, 1998 Second Amendment to the Information Statement (Form 10), the 1999 third quarter

Report to Shareholders (Form 10-Q) filed March 15, 1999, the 1999 Annual Report to Shareholders (Form 10-K) filed July 29, 1999, and the 2000 first quarter Report to Shareholders (Form 10-Q) filed September 14, 1999.

                          PART II -- OTHER INFORMATION

    Item 1. Legal Proceedings

     On February 1, 1999, Momentum was first named as an additional defendant in a series of class action lawsuits brought against PeopleSoft, Inc. and certain of its officers and directors, alleging securities fraud in connection with, inter alia, PeopleSoft's spin off of Momentum to PeopleSoft shareholders. Out of twenty-five such class actions filed, only one named Momentum as a defendant. The class period in all such actions was from February 1997 to January 28, 1999, the date when PeopleSoft first announced that the Securities and Exchange Commission was reviewing PeopleSoft's accounting treatment for certain transactions in prior periods. The actions were filed with the United States District Court for the Northern District of California, under the lead case name Suttovia v. Duffield, et al, No. C 99-0472 MJJ. As expected, all actions were consolidated into a single action, and an amended complaint was filed on December 6, 1999. Momentum is no longer named as a defendant in the consolidated case.

    Item 2. Changes in Securities and Use of Proceeds

         None

    Item 3. Defaults Upon Senior Securities

         None

    Item 4. Submission of Matters to a Vote of Security Holders

         None

    Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

        27.1    Financial Data Schedule -- For the quarter ending October 31,
                1999.

        (b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the period from inception to October 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated: December 15, 1999

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (a development stage company)

                                INDEX OF EXHIBITS

     EXHIBIT #        EXHIBIT TITLE
     ---------        -------------
     27.1             Financial Data Schedule - For the quarter ending October 31, 1999