Form 10-Q
period 2000-01-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 2000-03-15
CIK 1073292

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2000.

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


                   CLASS                        OUTSTANDING AT FEBRUARY 29, 2000
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

                                TABLE OF CONTENTS


                                                                                                                PAGE NO.
                                                                                                                --------
PART I     FINANCIAL INFORMATION

           ITEM 1 -- Financial Statements (unaudited)

           Condensed Balance Sheets                                                                                  3
           Condensed Statements of Operations                                                                        4
           Condensed Statements of Cash Flows                                                                        5
           Notes to Condensed Financial Statements                                                                   6

           ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations           9

PART II    OTHER INFORMATION

           ITEM 1 --  Legal Proceedings                                                                             12
           ITEM 2 --  Changes in Securities and Use of Proceeds                                                     12
           ITEM 3 --  Defaults upon Senior Securities                                                               12
           ITEM 4 --  Submission of Matters to a Vote of Security Holders                                           12
           ITEM 5 --  Other Information                                                                             12
           ITEM 6 --  Exhibits and Reports on Form 8-K                                                              12

SIGNATURES                                                                                                          13

                         PART 1 -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                ----------------

                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                       JANUARY 31,       APRIL 30,
                                                                          2000             1999
                                                                       -----------       ---------
                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................       $ 241,174        $ 253,867
  Accounts receivable ...........................................             249               --
  Income taxes receivable .......................................             224               --
  Deferred income taxes .........................................              --               35
                                                                        ---------        ---------
          Total current assets ..................................         241,647          253,902
Non-current deferred income taxes ...............................              --               29
                                                                        ---------        ---------
                                                                        $ 241,647        $ 253,931
                                                                        =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Payable to PeopleSoft .........................................       $  10,577        $   2,812
  Accounts payable ..............................................              34               18
  Accrued liabilities ...........................................             195               71
  Accrued compensation and related expenses .....................              39               34
  Income taxes payable ..........................................              --              492
                                                                        ---------        ---------
          Total current liabilities .............................          10,845            3,427
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000
     shares authorized, 4,693,826 issued and outstanding ........               5                5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding .........................              --               --
  Additional paid-in capital ....................................         249,996          249,996
  Retained earnings (deficit) accumulated during the
     development stage ..........................................         (19,199)             503
                                                                        ---------        ---------
                                                                          230,802          250,504
                                                                        ---------        ---------
                                                                        $ 241,647        $ 253,931
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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                                ----------------

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             PERIOD FROM                          PERIOD FROM
                                                        THREE MONTHS      NOVEMBER 9, 1998      NINE MONTHS     NOVEMBER 9, 1998
                                                            ENDED          (INCEPTION) TO          ENDED         (INCEPTION) TO
                                                         JANUARY 31,         JANUARY 31,         JANUARY 31,      JANUARY 31,
                                                            2000                1999                2000              2000
                                                        ------------      ----------------      ------------    ----------------
Revenues: ........................................        $    249            $     --            $    249         $    249

Costs and expenses:
  Product development ............................          13,869                  --              28,504           31,072
  General and administrative .....................             377                 116               1,067            1,475
                                                          --------            --------            --------         --------
          Total costs and expenses ...............          14,246                 116              29,571           32,547
                                                          --------            --------            --------         --------
Operating loss ...................................         (13,997)               (116)            (29,322)         (32,298)
Interest income ..................................           3,276                 825               9,447           13,354
                                                          --------            --------            --------         --------
Income (loss) before income taxes ................         (10,721)                709             (19,875)         (18,944)
Provision for (benefit from) income taxes ........              --                  --                (173)             255
                                                          --------            --------            --------         --------
Net income (loss) ................................        $(10,721)           $    709            $(19,702)        $(19,199)
                                                          ========            ========            ========         ========
Basic and diluted income (loss) per share ........        $  (2.28)           $    .43            $  (4.20)        $  (4.62)
                                                          ========            ========            ========         ========
Shares used in basic and diluted
income (loss) per share computation ..............           4,695               1,634               4,695            4,160
                                                          ========            ========            ========         ========


             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                                ----------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  PERIOD FROM
                                                                 NINE MONTHS    NOVEMBER 9, 1998
                                                                    ENDED        (INCEPTION) TO
                                                                 JANUARY 31,       JANUARY 31,
                                                                    2000              2000
                                                                 -----------    ----------------
OPERATING ACTIVITIES
Net loss .................................................        $ (19,702)        $ (19,199)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Provision for deferred income taxes ....................               64                --
  Changes in operating assets and liabilities:
     Accounts receivable .................................             (249)             (249)
     Payable to PeopleSoft ...............................            7,765            10,577
     Accounts payable ....................................               16                34
     Accrued liabilities .................................              124               194
     Accrued compensation and related expenses ...........                5                40
     Income taxes receivable/payable .....................             (716)             (224)
                                                                  ---------         ---------
Net cash used by operating activities ....................          (12,693)           (8,827)

FINANCING ACTIVITIES
Capital contribution by PeopleSoft .......................               --           250,000
Issuance of common stock .................................               --                 1
                                                                  ---------         ---------
Net cash provided by financing activities ................               --           250,001
                                                                  ---------         ---------
Net (decrease) increase in cash and cash
equivalents ..............................................          (12,693)          241,174
Cash and cash equivalents at beginning of period .........          253,867                --
                                                                  ---------         ---------
Cash and cash equivalents at end of period ...............        $ 241,174         $ 241,174
                                                                  =========         =========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (UNAUDITED)

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

     The information at January 31, 2000, for the three and nine months ended January 31, 2000, and for the periods from November 9, 1998 ("inception") to January 31, 2000 and 1999 is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the period presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements and accompanying notes for the period from inception to its fiscal year ended April 30, 1999 included in Momentum's 1999 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

     Momentum is presently a development stage company, and therefore does not currently generate significant revenues from operating activities. At January 31, 2000, Momentum's revenue consisted primarily of royalty revenue derived from PeopleSoft's initial sales and licensing of certain software products developed under the Development and License Agreement between Momentum and PeopleSoft. Subject to the successful completion of more product development projects, Momentum may, in the future, derive significant revenues from the sale or license of its products, most likely through marketing, distribution and sub-licensing by third parties. Royalty and other product revenue is recorded as earned and reported by PeopleSoft to Momentum. Momentum expects to incur most of its expenses under its agreements with PeopleSoft. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See Note 2 for a description of the agreements between Momentum and PeopleSoft).

Investment Risk

     Momentum invests excess cash in money markets funds in financial institutions with strong credit ratings. These funds typically bear minimal risk. Momentum has not experienced any losses on its investments due to institutional failure or bankruptcy.

Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents

     Momentum considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At January 31, 2000, cash equivalents ($241.2 million) consisted primarily of taxable investments in money market funds at two financial institutions. All other cash is held in a bank demand deposit. All of the Company's cash and cash equivalents at January 31, 2000 are restricted for use under the Development Agreement (See Note 2).

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

     Momentum has organized its business in one operating segment, since Momentum's only business is to engage in selecting and developing software application products and commercializing such products under its agreements with PeopleSoft. At January 31, 2000, all of Momentum's interest income was derived from its investments in the United States.

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

Per share information

     Momentum's earnings or loss per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic earnings per share and a diluted earnings per share. The basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings per share includes such dilutive effects. All of Momentum's common stock equivalents were not dilutive as of January 31, 2000 and thus, diluted earnings per share equals basic earnings per share.

     The loss per share amount for the period from inception through January 31, 2000 has been computed using the weighted average number of common shares outstanding for the period. Substantially all of Momentum's common stock was issued on December 31, 1998 and thus was outstanding for only the last thirteen months of the period from inception to January 31, 2000. The $250 million contributed by PeopleSoft was only invested during the last thirteen months of the same period. Had the shares been outstanding for the entire period or the cash invested for the entire period, the resulting loss per share amounts would have been different from the actual results achieved.

Income Taxes

     Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. Momentum expects to have a net loss for fiscal year 2000, and thus no taxes were provided for in the period ended January 31, 2000.

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

     Momentum and PeopleSoft have entered into a Development Agreement pursuant to which PeopleSoft will conduct product development and related activities on behalf of Momentum under work plans and cost estimates which have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. It is expected that the products to be developed under the Development Agreement will include electronic business applications ("e-commerce"), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft's proprietary technology solely for internal use in conjunction with the Development Agreement. Development activities performed by PeopleSoft on behalf of Momentum from inception to January 31, 2000 amount to $31.1 million.

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

     Under the terms of the Services Agreement, Momentum will pay PeopleSoft $100,000 per quarter to provide office facilities, and to perform accounting, finance, human resources, information systems and legal services on its behalf. PeopleSoft has charged Momentum $500,000 for such services from inception through January 31, 2000.

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

3.  STOCK INCENTIVE PLAN

     Momentum has a stock incentive plan administered by the Compensation Committee of the Board of Directors under which 225,000 shares of Momentum Class A Common Stock have been reserved for issuance to employees, consultants and directors. During 1999, options to purchase 100,000 shares were granted to Momentum's president and chief executive officer at an exercise price of $12.00 per share. Three of the four remaining members of Momentum's Board of Directors were each granted options to purchase 25,000 shares at an exercise price of $12.00 per share. All outstanding options have an exercise price equal to no less than 100% of the fair market value of Momentum's Class A Common Stock on the date of the grant and in no event may the exercise price be less than $12.00 per share. The Compensation Committee determines the number of options included in an award as well as the vesting and other conditions. All or any part of the options are exercisable at any time after the date of grant, subject to a right of repurchase, which lapses at the rate of 2.78% of the shares subject to the option. The options expire seven years after the date of grant.


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

Results of Operations

     Revenues, consisting of royalty revenue from a single source was approximately $0.2 million for the three months ended January 31, 2000. For the first time since its inception in late 1998, Momentum realized royalty revenues as a result of the initial shipment of certain software products developed under the Development Agreement. Specifically, four analytical applications that form a part of PeopleSoft's Enterprise Performance Management (EPM) suite were released in December 1999.

     Upon completion of any development activity, PeopleSoft may elect to exercise an option to license the product and offer it to the market through its distribution channels. Momentum will earn a royalty for each product licensed by PeopleSoft or one of its distributors, based on a sliding royalty rate determined by the amount of development costs incurred. These royalty rates are contractually determined pursuant to the Marketing and Distribution Agreement. It is not presently determinable when, if at all, Momentum will realize significant royalty revenues from its development efforts (1).


     Momentum incurred development expenses of approximately $13.9 million and $31.1 million for the quarter ended January 31, 2000 and for the period from inception to January 31, 2000, respectively. These expenses were incurred primarily under the Development Agreement. As Momentum engages PeopleSoft to perform research and development work, PeopleSoft charges Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing its products that may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology. Development expenses are expected to significantly increase in fiscal year 2001 as development efforts are stepped up on current projects and as development of new Momentum products commence (1).

     General and administrative expenses were approximately $0.4 million for the quarter ended January 31, 2000 as compared with approximately $0.1 million for the period from inception through January 31, 1999. General and administrative expenses incurred for the period from inception through January 31, 2000 were approximately $1.5 million. Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services, and maintains office facilities for Momentum. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined using PeopleSoft's internal projections of the incremental costs that it would incur to provide these services to Momentum. Momentum is required to separately pay for direct costs such as professional services, insurance, taxes, director and officer compensation, and regulatory fees.

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

     Interest and investment income earned on invested funds were approximately $3.3 million for the quarter ended January 31, 2000 as compared with approximately $0.8 million for the period from inception through January 31, 1999. Interest and investment income earned on invested funds were approximately $13.4 million for the period from Momentum's inception through January 31, 2000. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease (1).

     The results of operations of Momentum currently reflect primarily interest and investment income earned on the funds contributed by PeopleSoft, and development expenses related to development of Momentum products. Momentum's net loss was approximately ($10.7) million or ($2.28) per share for the quarter ended January 31, 2000 as compared with a net income of approximately $0.7 million or $0.43 per share for the period from inception through January 31, 1999. The net loss from its inception through January 31, 2000 was approximately ($19.2) million or ($4.62) per share. Momentum is expected to record significant net losses in future periods, as product development expenses under its agreements with PeopleSoft are expected to continue to exceed income.


Liquidity and Capital Resources

     Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three to four years. Momentum's funds are expected to be used primarily to fund activities to be conducted under the Development Agreement with PeopleSoft. Momentum expects to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At January 31, 2000, Momentum had cash and cash equivalents of approximately $241.2 million consisting primarily of investments in money market funds with maturities of three months or less. These funds are restricted for use under the Development Agreement.


------------

(1) Forward-looking statement

     Momentum's development activities are primarily focused on e-business products, analytic application products, and industry specific applications. PeopleSoft is expected to continue to propose various products to Momentum from which Momentum will select certain products to develop. Momentum believes there are numerous possible products which could be developed in each of the three areas. Based on PeopleSoft's experience in developing software products of comparable scope, and the number of projects that are believed to be manageable at any given time, and assuming availability of engineers with relevant expertise, the Available Funds are expected to be expended in approximately three to four years.

     In addition to the Available Funds, Momentum may generate additional funds through successfully licensing its products to PeopleSoft or other parties. Momentum may also obtain additional financing through either debt or equity financing, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through licensing of products or financings would not be considered Available Funds and thus their use by Momentum would not be restricted by PeopleSoft. During the quarter ended January 31, 2000, Momentum earned approximately $0.2 million in royalties from the licensing of products developed under the Development Agreement, however, the actual payment for such royalties was not due until after the quarter end. Such funds, upon their receipt, shall be without restriction as to their use.

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

     Since its inception, Momentum executed amendments to the Development Agreement with PeopleSoft, whereby PeopleSoft will provide development resources and project management oversight to nine different product development projects with an aggregate budget of over $140 million. Projects being undertaken include a suite of analytic applications which encompass nine individual software products, and several industry-specific applications, including three projects targeted at the services industry which include consulting, engineering and temporary help companies. In addition, Momentum is funding the development of PeopleSoft's eStore, an end-to-end e-commerce application that will be integrated with PeopleSoft's e-business backbone. During the quarter ended January 31, 2000, Momentum and PeopleSoft did not execute further development amendments to the Development Agreement, although the two companies are currently evaluating approximately a dozen new projects. Momentum expects to enter into commitments to one or more new projects before the end of its fiscal year which is April 30, 2000. (1)

Risks and Uncertainties

     Momentum's actual results could differ materially from those anticipated in these forward-looking statements due to certain factors. Such risks and uncertainties include, but are not limited to the following:

- Momentum may not successfully select or develop a significant number of products. The development projects referenced herein are characterized by many inherent risks, including but not limited to 1) it may be difficult to staff such projects with qualified development personnel who have sufficient domain expertise, 2) existing PeopleSoft technology may not be suitable as a foundation for the application software functionality, 3) development efforts in general are complex, and such complexities create a risk that the products may not be technologically feasible, and 4) constantly changing and evolving customer demands for products and product functionality may cause products to meet with limited market acceptance. Consequently, such development efforts may not be successful or result in a product that is accepted by the market.

- Demand for Momentum's products may be highly sensitive to time to market and/or first mover advantages. Any material delays in the development project schedule may adversely affect demand for the product, even if the development project is otherwise successfully completed. Furthermore, competitors of PeopleSoft, and even PeopleSoft, may offer products that compete directly with Momentum's products. Weakness in demand for product will translate into limited royalty income to Momentum, associated limited product payment buy out proceeds, if any, and may ultimately reduce PeopleSoft's interest in exercising its purchase option.


------------

(1) Forward-looking statement

- Momentum and PeopleSoft are parties to various agreements which limit Momentum's ability to take certain actions, establish alternate channels of distribution for its products, and use funds for purposes other than designated product development and administrative activities. Consequently, Momentum has few degrees of freedom with which to generate revenues or otherwise commercialize developed technology or products should PeopleSoft elect not to utilize some or all of the developed products.

- Momentum or PeopleSoft may cancel a development project at anytime and for any reason or no reason at all. Accordingly, it is possible that Momentum could incur significant expenditures toward the development of a particular product, only to have the project cancelled in the later stages of the schedule. There is no recourse to PeopleSoft in the event of this occurrence. Specifically, during the past quarter, the two companies agreed to suspend development efforts associated with one particular industry specific application, and as of January 31, 2000, no determination has been made as to whether the project will be resumed or terminated.

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

- Royalty results for the third quarter are not necessarily indicative of results to be expected going forward. The royalties realized in the third quarter were the result of sales efforts which spanned much more than one quarter. Momentum's typical quarterly royalty income will be based on PeopleSoft product licensing activity occurring within a one quarter timeframe. Furthermore, the royalty rate applicable to the licensing activity through the third fiscal quarter is six percent, which is the contractual rate for products licensed to customers prior to PeopleSoft's exercise of its license option on a product. Subsequent to any exercise of a license option, the royalty rate for the subject product will revert to a formula based rate, which may be substantially less than six percent, and which in no case can exceed six percent. Therefore, the royalty results for the past quarter should not be construed to provide any assurance that additional products will be successfully developed, or that development successes will result in additional royalties, or that PeopleSoft will exercise any license options.

     Other risks which are detailed in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the December 31, 1998 Second Amendment to the Information Statement (Form 10), the 1999 third quarter Report to Shareholders (Form 10-Q) filed March 15, 1999, the 1999 Annual Report to Shareholders (Form 10-K) filed July 29, 1999, the 2000 first quarter Report to Shareholders (Form 10-Q) filed September 14, 1999, and the 2000 second quarter Report to Shareholders (Form 10-Q) filed December 15, 1999.

                          PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings

        None

     Item 2. Changes in Securities and Use of Proceeds

        None

     Item 3. Defaults Upon Senior Securities

        None

     Item 4. Submission of Matters to a Vote of Security Holders

        None

     Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

        27.1    Financial Data Schedule -- For the quarter ending January 31,
                2000.

        (b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the period from inception to January 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: March 15, 2000

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                          (a development stage company)

                                INDEX OF EXHIBITS


     EXHIBIT #            EXHIBIT TITLE
     ---------            -------------
      27.1                Financial Data Schedule - For the quarter ending
                          January 31, 2000