Form 10-K405
period 2000-04-30
MOMENTUM BUSINESS APPLICATIONS INC
filed 2000-07-28
CIK 1073292

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

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-25185

                                [MOMENTUM LOGO]

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

             TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE
                    NONE                                    ON WHICH REGISTERED
                                                                   NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on July 3, 2000 as reported on the Nasdaq National Market, was approximately $34 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of July 3, 2000, Registrant had 4,694,826 outstanding shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held September 7, 2000 are incorporated by reference in Part III of this Form 10-K Report.

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

                                     PART I

ITEM 1. BUSINESS

     This Business section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements contained throughout this Annual Report include, but are not limited to, those identified with a footnote (1) symbol.

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

     On December 31, 1998, PeopleSoft transferred 4,693,826 shares, representing all of the outstanding shares, of Momentum Class A Common Stock, to a custodian who distributed the shares to the holders of PeopleSoft common stock in mid January 1999 (the "Distribution"). In connection with the Distribution, PeopleSoft initially contributed $250 million ("Available Funds") to Momentum so that Momentum would have financial resources to pursue the development of these products. In addition, at the time of distribution, PeopleSoft and Momentum entered into a Development and License Agreement (the "Development Agreement"), a Marketing and Distribution Agreement (the "Marketing Agreement"), and a Services Agreement, collectively which relate to various matters including:

     - the selection and development of software application products;

     - the permitted uses of the Available Funds;

     - Momentum's right to use PeopleSoft Technology;

     - other services which may be performed by PeopleSoft; and

     - PeopleSoft's rights with respect to the products to be developed by Momentum.

     Pursuant to the Development Agreement, Momentum may use the Available Funds and any investment income or interest earned thereon, only to develop those products which PeopleSoft proposes and which Momentum accepts for development. PeopleSoft and Momentum will jointly agree on the work plans and cost estimates for such products. PeopleSoft has granted to Momentum the right to use PeopleSoft Technology to develop such products. Because Momentum has and is expected to continue to have limited staff and facilities, Momentum anticipates engaging PeopleSoft to perform substantially all of the research and development activity related to such products. However, Momentum could engage third parties to perform such efforts, perform them itself or acquire other technologies or companies. To the extent Momentum engages PeopleSoft to perform research and development efforts in areas PeopleSoft currently does not have expertise, it is expected that PeopleSoft will hire individuals possessing the required knowledge. Momentum currently has no plans to develop products other than those pursuant to the Development Agreement.

     At the end of Fiscal 2000, Momentum was collaborating with PeopleSoft on fifteen different product development projects. These projects include a suite of analytic applications which encompass several individual software modules and workbenches, certain industry-specific applications targeted primarily at services industries including professional services, staffing, and engineering, and four end-to-end e-commerce applications that will be integrated with PeopleSoft's e-business backbone. Momentum expects to approve and commence development efforts on additional projects within the first six months of the Fiscal 2001 year.

     In the current year and for the first time since its inception in late 1998, Momentum realized royalty revenues on the initial shipment of certain software products developed under the Development Agreement with PeopleSoft. Although not significant, these royalties demonstrate some early product development successes with respect to the suite of analytical applications software products. The Company also continued to record investment income derived from the Available Funds. Despite these two sources of income, Momentum has incurred, and expects that it will continue to incur, substantial losses as it expends funds pursuant to the Development Agreement. In addition, Momentum has made no forecasts as to when, if at all, it will be profitable or when, if at all, significant revenues will be generated through its licensing activity. Momentum Shares are traded on the Nasdaq National Market under the symbol "MMTM". PeopleSoft continues to hold all 1,000 shares of the Momentum Class B Common Stock.

PEOPLESOFT TECHNOLOGY OVERVIEW

     PeopleSoft developed PeopleTools(R), its rapid application development environment and architecture, specifically for developing enterprise resource planning ("ERP") application products. ERP applications are applications that collect, summarize and store transaction data for historical record keeping purposes across many functional areas of a company. Software developers use PeopleTools(R) to, among other things, build and modify data tables, design and customize user interface windows and develop varying security level functionality. Since the introduction of PeopleTools(R) in 1988, PeopleSoft has invested and continues to invest considerable funds and resources in the ongoing enhancement and updating of this development environment. Using this proprietary development environment, PeopleSoft has developed a comprehensive suite of cross-industry administrative on-line transaction processing ("OLTP") applications. OLTP applications are a subset of ERP applications focused on enhancing the efficiency of a company's administrative activities through the automation of transaction processsing, and the capture and recording of related data. PeopleSoft's suite of OLTP products includes applications in human resource management, financials, distribution, manufacturing, and supply chain optimization.

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

     e-business Products. Momentum is currently building eStore, a new application for enabling business to business and business to consumer e-commerce. This application allows organizations to deploy internet sites to sell goods and services, and integrates sales, customer self service, product marketing, order fulfillment and closed loop analytics with PeopleSoft's supply chain management solutions. In addition, Momentum and PeopleSoft are collaborating on other e-business applications that will be intuitive, user-focused solutions that enable people to conduct a broad range of other business processes and commercial transactions over the Internet or a customer's intranet. E-business applications projects that were recently approved for funding by Momentum include Travel and Expense Communities, Benefits Communities, eProcurement, Stock Administration, Time and Labor, a CRM application, and a set of role based internet extensions to PeopleSoft's CRM suite. All of these e-business applications will include a new extended-enterprise class of applications that integrate content from a customer's intranet, third party information and service providers and PeopleSoft's traditional cross-industry ERP applications.

     Analytic Application Products. PeopleSoft's OLTP products have traditionally focused on helping companies improve the efficiency of business processes. In contrast, analytic application products are focused on turning stored data (created primarily by OLTP applications) into business intelligence that can be used by companies to improve operating effectiveness. Momentum is currently developing analytic application products that will deliver data warehouse capabilities while allowing for integration and reconciliation to the general ledger, billing, and time and labor systems. These analytic application products are intended to enable rapid analysis and decision making while lowering the risk of inconsistent data within an organization. Five analytical applications that form a part of PeopleSoft's Enterprise Performance Management ("EPM") suite were released this year, and Momentum expects additional analytical applications and workbenches to be released later in the calendar year.

     Industry-Specific Application Products. Momentum is developing a series of products to address the software application needs of certain industries. The initial target markets include professional services, financial services, and retailing. The Momentum Products are being designed to provide information processing capabilities for business functions critical to each specific industry. Such industry-specific application products typically support the core operating areas of a company. Projects include Integrated Resource Management, Staffing, Professional Services Automation, and Revenue Contracts for the Services industries. In addition, Deductions is being developed for the Consumer Products Industry, and Grants Administration and Property Tax Management are being developed for the Education and Government sectors.

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

DEVELOPMENT CYCLE

     Scope and Definition: Based on input from product strategy and sales personnel, customers, business partners and industry analysts, PeopleSoft identifies and prioritizes product opportunities and presents an overall list of the associated development project opportunities to Momentum. For each product opportunity, high level business requirements are defined and documented. This initial product scope is reviewed and discussed with internal and external business process functional experts in an iterative review process to confirm a product's conceptual framework. Once the initial product scope is defined, the individual product features are identified and prioritized. In addition, new technologies required to build and deploy the product are identified. For each product feature or new technology, a written summary of its business requirements is prepared and reviewed with appropriate development personnel. Based on this review, product strategy and development personnel reach an initial agreement on the product's content and priorities for the initial release.

     Proposal and Detailed Design: Upon completion of the Scope and Definition phase, PeopleSoft prepares a detailed written business case proposal for Momentum. The business case includes an overview of the product, the business processes and technologies to be incorporated therein, the development team, budget and project schedule, and an analysis of the market opportunity for the product along with projections of sales and royalty income. PeopleSoft personnel including proposed project leaders present the business case to Momentum in a review session. After subsequent analysis and evaluation, Momentum may elect to proceed with the development project as proposed, or with modifications to the general terms and conditions of the Development Agreement. Functional and technical designs are then developed for each planned feature. Design reviews are held with teams comprised of product strategy, release testing, documentation, sample data and training personnel. During the design review process, this group ensures not only that the functional requirements are complete but also that the technical design meets the business needs.

     Develop and Port: In developing a new product, the development team codes and unit tests every feature in the product to ensure that the product created complies with the functional and technical requirements. These tasks are conducted using a reference development platform, and the functionality is designed to provide global capabilities based on requirements from a proxy set of countries around the world. All development issues are identified and addressed. At the same time, system test requirements and procedures are developed. Test strategies, product test plans, feature test requirements and test procedures are completed. During the development and port phase, documentation and curriculum development personnel work closely with the developers in designing documentation and training courses. Upon substantial completion of development, the developed product is ported to support multiple hardware, database and operating system platforms, and release platforms are certified.

     Test and Release: The product is initially delivered to a select group of Pre-General Availability customers for limited use. Pre-General Availability customers will provide feedback on the features and functions as well as ease of use. At this stage, the product has reached Beta release and is considered to have attained technological feasibility. Issues identified during this phase generally will be resolved prior to the product being released as Generally Available. In addition, the combined product features will then be system tested on the primary development platform. These tests will validate that the product and its features perform according to the specified business and functional requirements. All test failures will be logged, reviewed and addressed. Release test requirements, plans and processes will then be developed and finalized. During this phase, the product will be tested to validate that it is operational on all supported platforms. The product will be tested for (i) ease of use, (ii) ease of installation, (iii) ease of upgrade, (iv) volume and (v) performance. All incidents reported during release test will be logged, reviewed and addressed. Once the product has met system and release test exit criteria, all sample data and documentation will be finalized and incorporated into the master production product. Final validation and acceptance tests will then be performed. All development costs incurred during this phase are capitalized until the time when the product is released as Generally Available.

POTENTIAL RESEARCH AND DEVELOPMENT EXPENDITURES

     Momentum expects PeopleSoft to recommend additional products which could be developed in each of the three areas described under the caption
"Business -- The Momentum Products" above. Momentum is currently collaborating with PeopleSoft on fifteen different product development projects with an aggregate budget of approximately $160 million. In addition to the initial series of Momentum Products that commenced development in mid March 1999, Momentum and PeopleSoft have recently agreed on the development of eight new software applications focused on e-business and industry solutions. Both parties have also agreed upon the allocation of the Available Funds to the specific products. Consistent with estimates made at the formation of Momentum, current estimates reflect that the Available funds will be significantly exhausted by December 2001.(1) This estimate is based on PeopleSoft's experience in developing software products of comparable scope, the number of projects that are deemed manageable at any given time, the availability of engineers with the requisite expertise, current expenditure run rates, and anticipated additional project undertakings.

     PeopleSoft has previously developed several industry specific application products but has very limited experience in the development of e-business or analytic applications. Development of each industry specific

---------------
(1) Forward-Looking Statement.

application is expected to require a team of at least ten fully dedicated individuals for approximately 18 to 24 months to reach General Availability. Development of each e-business application is expected to take approximately 12 to 24 months and may require larger teams than required for industry specific applications. Development of analytic applications is expected to take approximately 12 to 24 months utilizing a team of approximately ten individuals. Momentum expects to undertake additional projects in the next six-month period. As the initial set of projects is completed, additional projects will commence. The time frame to begin development efforts will be primarily dependent on identifying and obtaining the proper technical personnel once the projects are selected for development. Momentum estimates that it will initiate substantially all of the balance of development projects it expects to be involved with over the course of its 2001 Fiscal Year.(1)

     Momentum's total anticipated development efforts in all three business areas are currently estimated to require an aggregate of $40 - $60 million for scope and design, $150 - $175 million for develop and port and $30 - $50 million for test and release. These estimates may change over time as PeopleSoft and Momentum continue to select and develop products. Because of the rapidly changing dynamics of the computer software industry, products currently forecasted to be undertaken by Momentum may be reprioritized as the product areas develop. In addition, factors outside of Momentum's control, such as customer functionality demands, competitor product offerings, and technology availability and compatibility, could alter the timing and amount of estimated expenditures and the number of completed projects. During the Fiscal 2000 year, PeopleSoft and Momentum agreed to discontinue two industry specific product development efforts, and to credit funds previously expended under these projects to other active development projects as designated by Momentum.

     As noted above, Momentum may acquire third party products or technologies to enhance the potential for the successful development of Momentum Products. For example, during Fiscal 2000, Momentum acquired a source code license to certain industry specific application software from Prairie Development. Momentum and PeopleSoft are currently using this source code to develop an integrated global staffing solution for the Services industry.

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

---------------
(1) Forward-Looking Statement.

          Momentum has agreed to use diligent efforts to research and develop Momentum Products in accordance with agreed upon budgets and timetables. Momentum expects that it will outsource all research and development it undertakes, as it does not expect to have the staffing or facilities to do such research and development itself. Momentum currently expects that substantially all of the research and development relating to Momentum Products will be performed by PeopleSoft. However, PeopleSoft is not obligated to provide any such services to Momentum, and Momentum may choose to hire other third party providers. If Momentum chooses to engage PeopleSoft, it will pay PeopleSoft one hundred and ten percent (110%) of PeopleSoft's fully burdened costs relating to the research and development provided by PeopleSoft. If a third party is hired to conduct research and development relating to Momentum Products, any agreement between Momentum and such third party must include appropriate provisions for the protection of PeopleSoft Technology and PeopleSoft's rights under the series of agreements between Momentum and Peoplesoft, and as a holder of the Momentum Class B Common Stock. Consequently, it is not likely that Momentum will engage third party developers without the full prior involvement and approval of PeopleSoft.

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

          Momentum may use the Available Funds only to develop or acquire Momentum Products and related technologies and for related administrative expenses. It is anticipated that the Available Funds will be substantially exhausted by December 2001.(1) Prior to expenditure, Momentum will be required to invest the Available Funds in high quality marketable securities. Any such investment earnings shall become a part of the Available Funds. Momentum may not encumber, pledge or otherwise take any action with respect to Available Funds that could prevent the full expenditure of such funds under the Development Agreement. Under certain circumstances, PeopleSoft will have the right to require Momentum to make an affirmative pledge of the Available Funds to performance under the Development Agreement. Other than PeopleSoft's rights under the Purchase Option, there are no restrictions on Momentum's use of funds it generates or receives, that are not Available Funds, to conduct its business as it determines.

          The Development Agreement will automatically terminate upon the expiration of the Purchase Option (see "Purchase Option" section on page
     9); provided, however, PeopleSoft's obligation to pay royalties on Developed Technology will continue until the expiration of the respective royalty terms. Either party may terminate the Development Agreement if the other party breaches a material obligation

---------------
(1) Forward-Looking Statement.

     thereunder and such breach continues uncured for thirty (30) days after written notice by the terminating party.

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

     The purpose of having the Purchase Option Exercise Price be determined by reference to one of four formulas is to both provide alternatives for the most favorable return to the holders of the Momentum Class A Common Stock based on the achievement of certain performance criteria by Momentum, on one hand, and to establish a minimum return of $75 million, on the other hand. The first formula is intended to provide a favorable return to the holders of the Momentum Class A Common Stock in the event that Momentum develops highly successful, royalty-paying products. The second formula would benefit the holders of the Momentum Class A Common Stock in the event that the trading price of PeopleSoft's Common Stock were to rise significantly during the period that the Purchase Option is exercisable, due to the performance of Momentum or otherwise. (Based on the closing price of PeopleSoft's Common Stock on December 28, 1998, the market value of 600,000 shares of PeopleSoft Common Stock was $11,662,500.) The market value of 600,000 shares of PeopleSoft Common Stock based on the closing price on April 30, 2000 was $8,362,800. The third formula was designed to provide a favorable return to the holders of the Momentum Class A Common Stock in the event that PeopleSoft elects to exercise the Purchase Option prior to the time that Momentum successfully commercializes its products. The fourth option represents a minimum return of $75 million to the holders of the Momentum Class A Common Stock. These four alternatives were selected based on PeopleSoft's analysis of the formulas used in comparable transactions by other companies (all of which were in the pharmaceutical industry), as adjusted to take into consideration the different development cycles and other factors specific to the software products that Momentum proposes to develop. The determination as to whether or not to exercise the Purchase Option is entirely within the discretion of PeopleSoft and the results of the foregoing formulas are not determinable unless and until PeopleSoft elects to exercise the Purchase Option

     The closing of the acquisition of the Momentum Class A Common Stock pursuant to exercise of the Purchase Option will take place on a date selected by PeopleSoft, but no later than sixty (60) days after the exercise of the Purchase Option unless, in the judgment of PeopleSoft, a later date is required to satisfy any applicable legal requirements or to obtain required consents. Between the time of exercise of the Purchase Option and the time of closing of the acquisition of the Momentum Class A Common Stock, Momentum may not, without PeopleSoft's consent, incur additional debt, dispose of assets, pay or declare any dividends or operate its business other than in the ordinary course.

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

     The existence of this Purchase Option should not be construed as an assurance that any purchase of Momentum by PeopleSoft would necessarily occur at either the, or one of the possible, purchase option prices. It is conceivable that an alternative lower purchase price could be negotiated between PeopleSoft and Momentum at some future date, under certain circumstances. It is also possible that a purchase or option exercise might include Momentum and PeopleSoft reaching agreement on a form of consideration other than cash such as shares of PeopleSoft common stock.

FACILITIES AND PERSONNEL

     Momentum has not and is not expected to hire a significant number of employees or to acquire significant property or assets. On April 30, 2000, Momentum had one employee, Ronald E.F. Codd, its President and Chief Executive Officer. However, in order to develop products under the Development Agreement, Momentum will have to make decisions on how to obtain adequate resources for its development efforts. Momentum currently contracts with PeopleSoft to provide engineering personnel and facilities to perform the development work. Momentum has the right to perform this work directly or seek other third party providers. Momentum is expected to use a substantial portion of the Available Funds to compensate PeopleSoft for the research and development of Momentum Products. In addition, pursuant to the Services Agreement, PeopleSoft provides Momentum with general administrative support services and office space for its corporate headquarters under a sublease arrangement. If PeopleSoft does not exercise the Purchase Option, Momentum expects that the Services Agreement will not be renewed and that it will need to find alternate suppliers of administrative services and office space.

COMPETITION

     The market for business application software is intensely competitive. Momentum believes it will face substantial competition from the large, established providers of enterprise-wide application software as well as from numerous smaller, more specialized software companies. Other than PeopleSoft, SAP, Oracle, Baan and J.D. Edwards are the major providers of enterprise-wide software. Momentum believes that each of these companies has either launched initiatives or has the technical, financial, and marketing capability to launch initiatives to develop products that directly compete with the products Momentum intends to develop. In addition, numerous well-established companies specialize in e-business products, analytic applications or particular industry-specific applications. In the analytic applications space, Momentum faces competition from a host of companies including Hyperion Software, E.Piphany, and others. Almost all of Momentum's competitors have substantially greater financial, technical and marketing resources than those of Momentum. Furthermore, although Momentum believes PeopleSoft does not intend to compete with it, PeopleSoft is free to do so.

     Demand for Momentum's products may be highly sensitive to time to market and/or first mover advantages. Any material delays in a development schedule may adversely affect demand for the product. This is particularly true of e-business products, which face competition from numerous relatively new, but rapidly growing companies such as Broadvision, Ariba and others.

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

                                   MANAGEMENT

     The following table sets forth information about Momentum's executive officer and directors as of April 30, 2000.

               NAME                  AGE                             POSITION
               ----                  ---                             --------
Ronald E. F. Codd..................  44    President, Chief Executive Officer, Chief Financial Officer,
                                           Secretary and Director
Carlton H. Baab....................  42    Director
Robert K. Dahl.....................  59    Director
Stan A. Swete......................  40    Director
Jeffrey A. Miller..................  49    Director

     Ronald E. F. Codd has served as Momentum's President, Chief Executive Officer, Chief Financial Officer, Secretary and director since December 1998. Prior to becoming an officer and director of Momentum, Mr. Codd served in various capacities with PeopleSoft. Mr. Codd joined PeopleSoft in September 1991 as Vice President of Finance and Chief Financial Officer. In November 1993, he was appointed PeopleSoft's Senior Vice President of Finance and Administration and Chief Financial Officer. He was appointed Secretary of PeopleSoft in March 1992. Prior to joining PeopleSoft, Mr. Codd was Corporate Controller of MIPS Computer Systems, Inc., a microprocessor designer and computer manufacturer, from March 1989 through September 1991. Mr. Codd also serves on the Boards of Directors of Adept Technology, Intraware, Inc., Interwoven, Inc. and two private companies. Mr. Codd is a Certified Public Accountant, a Certified Managerial Accountant, and holds a Certified Production and Inventory Management credential. He received a B.Sc. in Business Administration from the University of California, Berkeley and an M.M. degree from the J.L. Kellogg Graduate School of Management (Northwestern University).

     Carlton H. Baab became a director of Momentum in February 1999 and is currently the Vice President of Finance and Chief Financial Officer of Certive, Inc., a small-business services firm. From January 1999 to January 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS Group, a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS's Chief Operating Officer from August 1995 through May 1996. Prior to joining CKS, Mr. Baab co-founded and served as President and Chief Executive Officer of MobileSoft Corporation, a software application developer for the Apple Newton. Mr. Baab was the Vice President & General Manager of the Contract Division at the Levolor Corporation, a windows treatment company, from August 1989 to August 1993. At Levolor, Mr. Baab was also Vice President of Information Technology and Re-Engineering and a member of the executive turnaround team. Mr. Baab holds a B.S. in Electrical Engineering from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

     Robert K. Dahl became a director of Momentum in February 1999 and is a General Partner at Riviera Ventures, LLC, a private equity investing firm since January 1998. From January 1994 to January 1998, Mr. Dahl served as Vice President of Finance, Chief Financial Officer and a member of the Board of Directors of Ascend Communications, Inc., a network solutions provider. Prior to joining Ascend, Mr. Dahl was a private investor and a principal in Dahl-De Vivo Management Co., a private investment firm. Mr. Dahl also serves on the Boards of Directors of the Bank of Alameda, NorthPoint Communications and five private companies. Mr. Dahl received his B.Sc. in Finance and Accounting from the University of California, Berkeley.

     Stan A. Swete replaced Michael E. Gioja as the director of Momentum representing the Class B Common Stock Holders in June 2000. Mr. Swete became the Senior Vice President of Products and Technology at PeopleSoft in April 2000 and has served in various capacities at PeopleSoft since October 1992. Prior to joining PeopleSoft Mr. Swete was the Manager of the VAX application product line at ASK

Computer Systems. He worked at ASK Computer Systems from June 1982 to May 1992. Mr. Swete received his BS and MS in Industrial Engineering from Stanford University.

     Jeffrey A. Miller became a director of Momentum in June 1999. Mr. Miller has served as President, Chief Executive Officer and member of the Board of Directors of Documentum, Inc., a developer of enterprise document management software, since July 1993. From April 1991 to March 1993, Mr. Miller was a division president at Cadence Design Systems, Inc., a supplier of electronic design automation software ("Cadence"). From February 1983 to April 1991, Mr. Miller was Vice President and General Manager and Vice President of Marketing of Adaptec, Inc., a supplier of computer input/output controllers. From 1976 to 1983, Mr. Miller held various positions at Intel Corporation, a manufacturer of semiconductor components. Mr. Miller received his M.B.A. and B.S. in Electrical Engineering and Computer Science from the University of Santa Clara.

     Following the Distribution, Mr. Codd served as one of the three directors representing the Momentum Class A Common Stock, and two additional directors were appointed in early March 1999. In mid March 1999, a special meeting of the shareholders was called for the purpose of formally electing the directors previously appointed, and by proxy vote, all Class A Common Stock directors were elected to office. Because the representatives of the Momentum Class A Common Stock serve staggered three-year terms, the holders of Momentum Class A Common Stock will be able to vote on a maximum of two representatives (but in two out of three years, only one representative) at each annual meeting of stockholders.

ITEM 2. PROPERTIES

FACILITIES

     As of April 30, 2000, the Company had no and does not expect to secure any significant facilities in the future. Momentum intends to outsource its entire product development activities and thus, does not require any facilities other than office space for the President.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol MMTM. The following table lists the high and low closing prices for the Momentum Common Stock as reported on since its formation.

                                                               HIGH      LOW
                                                              ------    -----
Fourth quarter of 2000......................................  $ 8.62    $7.12
Third quarter of 2000.......................................  $ 9.00    $7.19
Second quarter of 2000......................................  $ 9.69    $7.50
First quarter of 2000.......................................  $ 8.56    $7.00
Period from January 19, 1999 to April 30, 1999..............  $18.00    $7.38

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

     As of July 3, 2000, the approximate number of common stockholders of record was 2,300, representing approximately 104,000 shareholder accounts.

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the payment of cash dividends from the Available Funds requires consent of the Class B shareholder, which is unlikely.

ITEM 6. SELECTED FINANCIAL DATA

                                                          PERIOD ENDED APRIL 30,    YEAR ENDED APRIL 30,
                                                                 1999(A)                    2000
                                                          ----------------------    --------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues from Peoplesoft:...............................         $     --                 $    563
Costs and expenses primarily from Peoplesoft:
  Cost of revenues......................................               --                       54
  Product development...................................            2,569                   54,099
  General and administrative............................              408                    1,434
                                                                 --------                 --------
     Total costs and expenses...........................            2,977                   55,587
                                                                 --------                 --------
Operating loss..........................................           (2,977)                 (55,024)
Interest Income.........................................            3,908                   12,778
                                                                 --------                 --------
Income (loss) before income taxes.......................              931                  (42,246)
Provision for (benefit from) income taxes...............              428                     (173)
                                                                 --------                 --------
Net income (loss).......................................         $    503                 $(42,073)
                                                                 ========                 ========
Basic and diluted earnings (loss) per share.............         $   0.15                 $  (8.96)
                                                                 ========                 ========
Weighted average shares outstanding used in basic and
  diluted per share computation.........................            3,312                    4,695
                                                                 ========                 ========
BALANCE SHEET DATA:
Working capital.........................................         $250,475                 $207,999
Total assets............................................         $253,931                 $229,437
Long-term obligations...................................         $     --                 $     --
Stockholders' equity....................................         $250,504                 $208,431

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

                             RESULTS OF OPERATIONS

REVENUES

     Revenues, consisting of royalty revenues were approximately $0.6 million for the year ended April 30, 2000. For the first time since its inception in late 1998, in the third quarter of Fiscal 2000, the Company realized royalty revenues on the initial shipment of certain software products developed under the Development Agreement with PeopleSoft. Grants Administration and five analytical applications that form a part of PeopleSoft's Enterprise Performance Management ("EPM") suite were released this year. Under the terms of PeopleSoft's Marketing Agreement with Momentum for pre-release products, the applicable royalty rate was 6% of net sales. Following PeopleSoft's exercise of its license option for a product, Momentum will earn a royalty for each product licensed by PeopleSoft, or another distributor, based on a sliding royalty rate determined by the amount of development costs incurred. These royalty rates are contractually determined. See -- "Business" -- "Marketing and Distribution Agreements".

COSTS AND EXPENSES

     Momentum's expenses are incurred primarily under the Development Agreement and the Services Agreement. As Momentum engages PeopleSoft to perform research and development work, PeopleSoft charges Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing Momentum Products. These costs include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology.

     Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined on PeopleSoft's internal projections of its incremental costs it will incur to provide these services to Momentum. Momentum will also incur direct costs such as professional services, insurance, taxes, annual report and proxy related costs, director and officer compensation, and regulatory fees.

     As a result of its need to incur substantial development expenses prior to receiving significant revenue, Momentum anticipates that it will incur substantial losses which will likely be recurring.

     Development expenses increased from $2.6 million for the period from November 9, 1998 (inception) through April 30, 1999 to $54.1 million for the year ended April 30, 2000. The significant increase was due to the ramp up of development activities related to the initial projects that were started in March 1999 and the commitment to additional development projects that commenced during the Fiscal 2000 year. Development expenses are expected to continue to increase as development of additional new Momentum Products commence. General and administrative expenses increased from $0.4 million for the period from November 9, 1998 (inception) through April 30, 1999 to $1.4 million for the year ended April 30, 2000.

INTEREST INCOME

     Interest and investment income earned on invested funds increased from $3.9 million from Momentum's November 9, 1998, (inception) through April 30, 1999 to $12.8 million for the year ended April 30, 2000. The significant increase in interest and investment income was due to the longer length of the investment period in the current year which was twelve months as compared with the prior year's investment period of only four months. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

     The Company's income tax provision decreased from $0.4 million for the period from November 9, 1998 (inception) to April 30, 1999 to a tax benefit of $0.2 million for the year ended April 30, 2000. The Company's effective tax rate was 45.9% for the period from November 9, 1998 (inception) to April 30, 1999 and (0.4%) for the year ended April 30, 2000. The decrease in the effective tax rate is a result of the Company having taxable profits from interest income in its initial period from inception to April 30, 1999 prior to the commencement of its development activities as compared to the period ended April 30, 2000 when the Company incurred an overall loss as a result of its development activities. It is expected that the Company will continue to incur overall losses requiring virtually no tax provision in the near future. The tax benefit recorded in Fiscal 2000 represents refundable Federal income taxes. The Company increased its valuation allowance by $14.3 million in 2000 for the deferred tax asset relating to the net operating loss due to uncertainty regarding its realizablity.

EARNINGS (LOSS) PER SHARE

     The Company's earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings (Loss) Per Share". This method requires calculation of both a basic earnings (loss) per share and a diluted earnings (loss) per share. The basic earnings (loss) per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings (loss) per share includes such dilutive effects. Momentum has no such dilutive common stock equivalents and thus diluted earnings (loss) per share equals basic earnings (loss) per share. Earnings (loss) per share was $0.15 for the period from November 9, 1998 (inception) through April 30, 1999 and ($8.96) for the year ended April 30, 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

     Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum in late December 1998 prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon), is being used primarily to fund the development of Momentum Products under the Development Agreement with PeopleSoft. Momentum engages PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum has not and is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. The Available Funds, to the extent not immediately required for development activities, are invested in money market funds. At April 30, 2000, Momentum had cash and cash equivalents of approximately $228.2 million consisting primarily of investments in money market funds with maturities of three months or less. These funds are restricted for use under the Development Agreement.

     Momentum's development activities are focused on e-business products, analytic application products, and industry-specific applications. PeopleSoft has and will continue to propose various products to Momentum from which Momentum will select certain products to develop. Momentum believes there are numerous possible products which could be developed in each of the three areas. Based on PeopleSoft's experience in developing software products of comparable scope, the number of projects that are believed to be manageable at any given time, the availability of engineers with the requisite expertise, current expenditure run rates, and anticipated additional project undertakings, the Available Funds are expected to be substantially exhausted by December 2001.(1)

     In addition to the Available Funds, Momentum generates additional funds through successfully licensing its products to PeopleSoft or other parties. For the first time since its inception, in the third quarter of Fiscal 2000, Momentum realized royalty revenues of approximately $0.6 million on the initial shipment of certain software products developed under the Development Agreement with PeopleSoft. Momentum also has the option to obtain additional financing through either debt or equity financing, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through licensing of products or financings are not considered Available Funds and thus their use by Momentum is not restricted by PeopleSoft.

     There can be no assurances, particularly given the existence of the Development Agreement, the Marketing Agreement and the Services Agreement, that Momentum will be able to raise significant additional capital. Such additional capital, would most likely reduce the per share proceeds available to holders of the Momentum Class A Common Stock if the Purchase Option were to be exercised by PeopleSoft. See "Business -- Purchase Option."

     During the quarter ended April 30, 2000, Momentum executed amendments to the Development Agreement with PeopleSoft, whereby PeopleSoft will provide development resources and project management oversight for eight new product development projects. Including the eight recently approved projects, Momentum is currently collaborating with PeopleSoft on a total of fifteen different product development projects with an aggregate expenditure budget of approximately $160 million. These include a suite of analytic applications which encompass various individual software products, several industry-specific applications targeted at the services industry which include consulting, engineering and temporary help companies, and four end-to-end e-commerce applications that will be integrated with PeopleSoft's e-business backbone. Momentum expects to approve and commence development efforts on additional product development projects within the first six months of the Fiscal 2001 year.

IMPACT OF YEAR 2000

     Momentum's research and development and administrative activities have been substantially performed by PeopleSoft utilizing PeopleSoft's internal systems. PeopleSoft reported that it has not experienced a material adverse impact on its business, products, results of operations, or financial condition as a result of the Year 2000 issue. Consequently, Momentum did not experience any significant disruptions in its business operations during and after the Year 2000 date change, nor did it incur any material costs in connection with its Year 2000 compliance efforts.

FOREIGN EXCHANGE

     Momentum conducts and expects to conduct all of its activities in US dollars. Most of Momentum's operations are conducted under the various agreements between the Company and PeopleSoft. All of these transactions are contractually required to be conducted in US Dollars.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Momentum Class A Common Stock could decline significantly.

     The Company has identified certain forward-looking statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this form 10-K with a footnote (1) symbol. These statements include words such as "may," "will," "expect," "believe," "intend," "antici-

---------------
(1) Forward-Looking Statement.

pate," "estimate" or similar words. These statements are based on the Company's current beliefs, expectations and assumptions. The Company's actual results could differ materially from those anticipated in these forward-looking statements due to certain factors, including the risks described below and elsewhere in this form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

MOMENTUM IS A NEW COMPANY AND EXPECTS TO INCUR SUBSTANTIAL LOSSES

     Momentum is a recently formed company. It faces substantially all of the risks associated with establishing a new business enterprise in the software industry. Momentum will incur substantial losses for several years as it develops its products. Momentum will be able to recover such losses only if its development efforts are successful, and then only if it can successfully commercialize such products most likely through third parties.

MOMENTUM MAY NOT SUCCESSFULLY SELECT OR DEVELOP CERTAIN PRODUCTS

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

MOMENTUM'S ANALYTIC APPLICATIONS ARE DEPENDENT ON THIRD PARTY TECHNOLOGY UNDER DEVELOPMENT

     The family of Analytic Applications which Momentum is developing with PeopleSoft is based on a combination of PeopleSoft Technology and essential relational on-line analytical processing ("ROLAP") technology that was originally licensed by a third party ("ROLAP Supplier") to PeopleSoft (for use by Momentum and PeopleSoft). Certain key elements of the technology that was to be provided by the ROLAP Supplier are still under development, and scheduled to be delivered at a later but as of now, undetermined date. In August, 1999, the ROLAP Supplier was acquired by another unrelated third party ("First Acquiror"). In early 2000, the First Acquiror was purchased by another third party software company ("Successor Acquiror"). Although the Successor Acquiror has re-committed to the delivery of the ROLAP technology, the two sequential acquisitions have and will likely continue to cause some disruption in the workforce of the original ROLAP Supplier. This disruption has already created delays in the technology development schedule, and any further disruption could create additional delays in the technology development schedule, or even result in the ultimate failure of Sucessor Acquiror delivering such technology enhancements. Further delays or the failure to deliver such technology may result in potential or even significant delays in the delivery of the Analytic Applications by Momentum, or subject the project to considerable additional costs. To date, Momentum has earned virtually all of its royalty income from the Analytic Applications, and consequently, unless and until these technology issues are resolved, the continued receipt of this income is at risk.

MOMENTUM AND PEOPLESOFT MAY NOT BE ABLE TO MARKET CERTAIN MOMENTUM PRODUCTS

     PeopleSoft or Momentum may not be able to successfully market certain products developed by Momentum. PeopleSoft may need to develop or expand its marketing capabilities in order to commercially exploit any products it chooses to license from Momentum, and PeopleSoft may be unable or unwilling to undertake such a development or expansion of its marketing capabilities. If PeopleSoft does not choose to license a product developed under the Development Agreement, Momentum will have to identify other ways of commercially exploiting that product as Momentum currently has no marketing capabilities. If Momentum decides to market a product itself or through a third party, PeopleSoft may not approve Momentum's use of Available Funds for marketing the product. Additionally, Momentum may not have sufficient resources to fund any such marketing effort. Consequently, Momentum has few degrees of freedom with which to generate revenues or otherwise commercialize developed technology or products should PeopleSoft elect not to utilize some or all of the developed products. Even if acceptable marketing resources are available, the products developed by Momentum may be unsuccessful in the market.

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

RELIANCE ON PEOPLESOFT FOR RESEARCH AND DEVELOPMENT

     Momentum's research and development is substantially performed outside contractors, primarily PeopleSoft. Though PeopleSoft is not obligated to provide research and development services to Momentum, Momentum expects it will do so for so long as the Purchase Option is in effect. However, Momentum believes that if the Purchase Option expires without being exercised that it is unlikely that PeopleSoft will continue to provide research and development services. In addition, even if PeopleSoft commits under a letter amendment to provide development resources for a particular project, they may terminate their involvement in such project at any time, for any reason or no reason, and without penalty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in Part IV Item 14(a)(1) and (2).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's officers required by this Item is included in the section in Part I hereof entitled "Management." The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors." Information concerning the Company's officers, directors and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained in the Company's Proxy Statement under the heading "Compliance with
Section 16(a) of the Exchange Act."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements of Momentum Business Applications, Inc. are filed as part of this report:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-1
Covered by Report of Independent Auditors:
Balance Sheet...............................................   F-2
Statement of Operations.....................................   F-3
Statement of Stockholders' Equity...........................   F-4
Statement of Cash Flows.....................................   F-5
Notes to Financial Statements...............................   F-6

     2. Financial Statements Schedules. None. Schedules omitted were not required.

     3. Exhibits.

     23.1     Consent of Ernst and Young LLP, Independent Auditors.

     27.1     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MOMENTUM BUSINESS APPLICATIONS, INC.

                                          By:     /s/ RONALD E. F. CODD
                                            ------------------------------------
                                                     Ronald E. F. Codd
                                                     President and CEO
Dated: July 26, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald E. F. Codd, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                       SIGNATURE                                       TITLE                   DATE
                       ---------                                       -----                   ----
                 /s/ RONALD E. F. CODD                      President, Chief Executive     July 26, 2000
--------------------------------------------------------        Officer and Director
                   Ronald E. F. Codd                            (Principal Executive,
                                                              Financial and Accounting
                                                                      Officer)

                  /s/ CARLTON H. BAAB                                Director              July 26, 2000
--------------------------------------------------------
                    Carlton H. Baab

                   /s/ ROBERT K. DAHL                                Director              July 26, 2000
--------------------------------------------------------
                     Robert K. Dahl

                   /s/ STAN A. SWETE                                 Director              July 26, 2000
--------------------------------------------------------
                     Stan A. Swete

                 /s/ JEFFREY A. MILLER                               Director              July 26, 2000
--------------------------------------------------------
                   Jeffrey A. Miller

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Momentum Business Applications, Inc.

     We have audited the accompanying balance sheets of Momentum Business Applications, Inc. as of April 30, 1999 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the period from November 9, 1998 (inception) to April 30, 1999 and for the year ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Business Applications, Inc. at April 30, 1999 and 2000, and the results of its operations and its cash flows for the period from November 9, 1998 (inception) to April 30, 1999 and for the year ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                   ERNST & YOUNG LLP

Walnut Creek, California
May 19, 2000

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                     APRIL 30,
                                                                --------------------
                                                                  1999        2000
                                                                --------    --------
Current assets:
  Cash and cash equivalents (Note 1)........................    $253,867    $228,218
  Accounts receivable from PeopleSoft.......................          --         563
  Income taxes receivable...................................          --         224
  Deferred income taxes.....................................          35          --
                                                                --------    --------
          Total current assets..............................     253,902     229,005
Non-current deferred income taxes...........................          29          --
Capitalized software, less accumulated amortization.........          --         432
                                                                --------    --------
          Total assets......................................    $253,931    $229,437
                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Payable to PeopleSoft.....................................    $  2,812    $ 20,677
  Accounts payable..........................................          18          36
  Accrued liabilities.......................................          71         264
  Accrued compensation and related expenses.................          34          29
  Income taxes payable......................................         492          --
                                                                --------    --------
          Total current liabilities.........................       3,427      21,006
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000 shares
     authorized, 4,693,826 issued and outstanding...........           5           5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding.....................          --          --
  Additional paid-in capital................................     249,996     249,996
  Retained earnings (accumulated deficit)...................         503     (41,570)
                                                                --------    --------
          Total stockholders' equity........................     250,504     208,431
                                                                --------    --------
          Total liabilities and stockholders' equity........    $253,931    $229,437
                                                                ========    ========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                            STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 PERIOD FROM
                                                              NOVEMBER 9, 1998
                                                                 (INCEPTION)         YEAR ENDED
                                                              TO APRIL 30, 1999    APRIL 30, 2000
                                                              -----------------    --------------
Revenues from PeopleSoft....................................       $    --            $    563
Costs and expenses primarily from PeopleSoft:
  Cost of revenues..........................................            --                  54
  Product development.......................................         2,569              54,099
  General and administrative................................           408               1,434
                                                                   -------            --------
          Total costs and expenses..........................         2,977              55,587
                                                                   -------            --------
Operating loss..............................................        (2,977)            (55,024)
Interest income.............................................         3,908              12,778
                                                                   -------            --------
Income (loss) before income taxes...........................           931             (42,246)
Provision for (benefit from) income taxes...................           428                (173)
                                                                   -------            --------
Net income (loss)...........................................       $   503            $(42,073)
                                                                   =======            ========
Basic and diluted earnings (loss) per share.................       $  0.15            $  (8.96)
                                                                   =======            ========
Weighted average shares outstanding used in basic and
  diluted per share computation.............................         3,312               4,695
                                                                   =======            ========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  COMMON STOCK     ADDITIONAL   RETAINED        TOTAL
                                                 ---------------    PAID-IN     EARNINGS    SHAREHOLDERS'
                                                 SHARES   AMOUNT    CAPITAL     (DEFICIT)      EQUITY
                                                 ------   ------   ----------   ---------   -------------
Issuance of Common Stock (par value $.001 per
  share) upon dividend distribution by
  PeopleSoft to holders of PeopleSoft, Inc.
  stock and capital contribution by
  PeopleSoft...................................  4,695     $ 5      $249,996    $     --      $250,001
Conversion of Common Stock into 1,000 shares of
  Class B Common Stock upon dividend
  distribution by PeopleSoft...................     --      --            --          --            --
  Net income and comprehensive income..........     --      --            --         503           503
                                                 -----     ---      --------    --------      --------
Balances at April 30, 1999.....................  4,695       5       249,996         503       250,504
                                                 -----     ---      --------    --------      --------
  Net loss and comprehensive loss..............     --      --            --     (42,073)      (42,073)
                                                 -----     ---      --------    --------      --------
Balances at April 30, 2000.....................  4,695     $ 5      $249,996    $(41,570)     $208,431
                                                 =====     ===      ========    ========      ========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 PERIOD FROM
                                                                 NOVEMBER 9,
                                                                    1998
                                                                 (INCEPTION)         YEAR ENDED
                                                              TO APRIL 30, 1999    APRIL 30, 2000
                                                              -----------------    --------------
OPERATING ACTIVITIES
Net income (loss)...........................................      $    503            $(42,073)
Amortization of capitalized software........................            --                  54
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Provision for deferred income taxes.......................           (64)                 64
  Changes in operating assets and liabilities:
     Accounts receivable from Peoplesoft....................            --                (563)
     Income taxes receivable................................            --                (224)
     Payable to PeopleSoft..................................         2,812              17,865
     Accounts payable.......................................            18                  18
     Accrued liabilities....................................            71                 193
     Accrued compensation and related expenses..............            34                  (5)
     Income taxes payable...................................           492                (492)
                                                                  --------            --------
Net cash provided (used) by operating activities............         3,866             (25,163)
INVESTING ACTIVITIES
Capitalization of software development costs................            --                (486)
                                                                  --------            --------
Net cash used by investing activities.......................            --                (486)
FINANCING ACTIVITIES
Capital contribution by PeopleSoft..........................       250,000                  --
Issuance of common stock....................................             1                  --
                                                                  --------            --------
Net cash provided by financing activities...................       250,001                  --
                                                                  --------            --------
Net increase in cash and cash equivalents...................       253,867             (25,649)
Cash and cash equivalents at beginning of period............            --             253,867
                                                                  --------            --------
Cash and cash equivalents at end of period..................      $253,867            $228,218
                                                                  ========            ========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000

 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Momentum Business Applications, Inc., ("Momentum") was incorporated in Delaware on November 9, 1998 and commenced operations on January 4, 1999. Momentum was formed and has organized its business in one operating segment for the purpose of selecting and developing software application products and commercializing such products, most likely through licensing to PeopleSoft, Inc., ("PeopleSoft"). Since its formation, Momentum's principal activity has been conducting product development under its agreements with PeopleSoft.

     Momentum incurred research and development expenses of approximately $54.1 million for the year ended April 30, 2000 and $2.6 million for the period from November 9, 1998 (inception) to April 30, 1999. Research and development expenses have totaled approximately $56.7 million for the period from November 9, 1998 (inception) to April 30, 2000.

  Accounting for Revenues and Expenses

     At April 30, 2000, Momentum's revenue consisted primarily of royalty revenue derived from PeopleSoft's initial sales and licensing of certain software products developed under the Development and License Agreement between Momentum and PeopleSoft. Royalty and other product revenue is recorded as earned when it is reported by PeopleSoft to Momentum on a monthly lag. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See Note 6 for a description of the agreements between Momentum and PeopleSoft).

  Investment Risk

     Momentum invests excess cash in money market funds and financial instruments with financial institutions with strong credit ratings. These funds and investments typically bear minimal risk and Momentum has not experienced any losses on its investments due to institutional failure or bankruptcy.

  Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash equivalents

     Momentum considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At April 30, 2000, cash equivalents ($228.2 million) consisted primarily of taxable investments in money market funds at two financial institutions. All other cash is held in a bank demand deposit. All of the Company's cash and cash equivalents at April 30, 2000 are restricted for use under the Development Agreement (see Note 6).

  Accounts Receivable

     Accounts receivable are comprised of billed receivables arising from recognized license revenue, entirely from PeopleSoft. The Company does not maintain an allowance for uncollectible accounts receivable since it does not expect to experience losses that could have a material impact on the Company's future results of operations. Upon collection of the receivables, these funds will not be restricted.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2000

  Capitalized Software

     Momentum accounts for costs of computer software to be sold, leased or otherwise marketed under Statement of Financial Accounting Standard No. 86 ("SFAS 86"). SFAS 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased. It identifies the costs incurred in the process of creating a software product that are research and development costs and those that are production costs to be capitalized, and it specifies amortization, disclosure, and other requirements.

     The Company capitalizes development costs of software developed for sale when it has reached technological feasibility. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years. All product development expenditures are charged to product development expense in the period incurred.

     Capitalized software development costs and accumulated amortization at April 30, 2000 were $0.5 million and $0.1 million respectively.

 2. PER SHARE DATA

     The Company's earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic earnings (loss) per share and a diluted earnings (loss) per share. The basic earnings (loss) per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings (loss) per share includes such dilutive effects. Although Momentum has outstanding stock options, they are not currently dilutive common stock equivalents and thus diluted earnings (loss) per share equals basic earnings (loss) per share.

     The earnings (loss) per share amount has been computed using the weighted average number of common shares outstanding for the period. Substantially all of Momentum's common stock was issued on December 31, 1998 and thus was outstanding for only the last four months of the period from November 9, 1998 (inception) to April 30, 1999. The $250 million contributed by PeopleSoft was only invested during the last four months of the same period. Had the shares been outstanding for the entire period or the cash invested for the entire period, the resulting earnings (loss) per share would have been different from the actual results achieved.

 3. STOCKHOLDERS' EQUITY

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2000

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

  1999 Stock Incentive Plan

     Momentum has a stock incentive plan administered by the Compensation Committee of the Board of Directors under which 225,000 shares of Momentum Class A Common Stock have been reserved for issuance to employees, consultants and directors. During the year ended April 30, 2000, options to purchase 100,000 shares were granted to Momentum's president and chief executive officer at an exercise price of $12.00 per share. Three of the four remaining members of Momentum's Board of Directors were each granted options to purchase 25,000 shares at an exercise price of $12.00 per share. All outstanding options have an exercise price equal to no less than 100% of the fair market value of Momentum's Class A Common Stock on the date of the grant and in no event may the exercise price be less than $12.00 per share. The Compensation Committee determines the number of options included in an award as well as the vesting and other conditions. All or any part of the options are exercisable at any time after the date of grant, subject to a right of repurchase at the original purchase price, which lapses at a monthly rate of 2.78% of the shares subject to the option beginning with the first month of the Director's first term, or the first month of employment of any employee. The options expire seven years after the date of grant. No stock options were exercised as of April 30, 2000.

  Stock-based Compensation

     As permitted under SFAS 123, the Company has elected to follow APB Opinion No. 25 in accounting for stock-based awards to employees. Under APB Option No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options granted are equal to no less than 100% of the fair market value of the underlying security on the grant date.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 for stock options granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitation on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. For the Fiscal 2000 year, fair value of the Company's

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2000

stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                    OPTIONS

Expected life (in years)..............................  5.50
Expected volatility...................................  0.65
Risk-free interest rate...............................  5.93%

     The Company's pro forma information follows (in thousands except for income per share information);

Net loss
  As reported.....................................  $(42,073)
  Pro forma.......................................  $(42,372)
Basic and diluted loss per share
  As reported.....................................  $  (8.96)
  Pro forma.......................................  $  (9.02)

     The weighted average fair value of all options granted during Fiscal 2000 was $5.19 per share.

  Combined Option Activity

     Option activity under the 1999 Stock Incentive Plan is as follows:

                                                     WEIGHTED AVERAGE
                                                      EXERCISE PRICE     SHARES
                                                     ----------------    -------
Balance at January 4, 1999.........................       $   --              --
  Granted..........................................           --              --
  Exercised........................................           --              --
  Cancelled........................................           --              --
                                                          ------         -------
Balance at April 30, 1999..........................       $   --              --
  Granted..........................................        12.00         175,000
  Exercised........................................           --              --
  Cancelled........................................           --              --
                                                          ------         -------
Balance at April 30, 2000..........................       $12.00         175,000

     At April 30, 2000, options to purchase 175,000 shares were exercisable and options for 50,000 shares were available for grant under the 1999 Stock Incentive Plan. The following table summarizes the significant ranges of outstanding and exercisable options as of April 30, 2000:

                                    OUTSTANDING OPTIONS                    OPTIONS EXERCISABLE
                       ---------------------------------------------    -------------------------
                                  WEIGHTED AVERAGE       WEIGHTED                     WEIGHTED
                                   REMAINING LIFE        AVERAGE                      AVERAGE
     PRICE RANGE       SHARES        (IN YEARS)       EXERCISE PRICE    SHARES     EXERCISE PRICE
     -----------       -------    ----------------    --------------    -------    --------------
$0 - 12.00             175,000          6.4               $12.00        175,000        $12.00

 4. RETIREMENT PLAN

     On January 1, 2000, Momentum's Board of Directors approved a Simplified Employee Pension Plan ("SEP") for its employees. All full-time employees of Momentum are eligible to participate in the plan. An Individual Retirement Account ("IRA") must be used in conjunction with the SEP. Under the terms of the SEP, the Company will contribute to each participating employee's IRA account an amount which is the

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2000

lesser of the maximum allowable statutory contribution or 15% of their annual salary. Company contributions to the SEP shall be made in semi-annual installments on June 30 and December 31, directly into the participating employee's IRA account. The Company's contribution shall be allocated to each participating employee in accordance with the Proportionate Compensation Formula as set forth by the terms of the SEP. Momentum has not made any contributions to the SEP as of April 30, 2000.

 5. INCOME TAXES

     The provision (benefit) for the period from November 9, 1998 (inception) to April 30, 1999 and the year ended April 30, 2000 consisted of the following components (in thousands):

                                                              1999    2000
                                                              ----    -----
Current:
  Federal...................................................  $390    $(238)
  State.....................................................   102        1
                                                              ----    -----
                                                               492     (237)
                                                              ----    -----
Deferred:
  Federal...................................................   (64)      64
  State.....................................................     0        0
                                                              ----    -----
                                                               (64)      64
                                                              ----    -----
Total provision for (benefit from) income tax...............  $428    $(173)
                                                              ====    =====

     The provision for (benefit from) income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income before taxes as follows for the period from November 9, 1998 (inception) to April 30, 1999 and the year ended April 30, 2000 (in thousands):

                                                            1999      2000
                                                            ----    --------
Income tax provision (benefit) at federal statutory
  rate....................................................  $317    $(14,510)
State income tax, net of federal tax effect...............    67           1
Change in valuation allowance.............................    44      14,336
                                                            ----    --------
Provision for (benefit from) income taxes.................  $428    $   (173)
                                                            ====    ========

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consisted of the following at April 30 (in thousands):

                                                             1999     2000
                                                             ----    -------
Deferred tax assets:
  Net operating loss.......................................  $ --    $14,322
  Capitalized start-up expenditures........................    74         58
  State Taxes..............................................    34         --
                                                             ----    -------
          Total deferred tax assets........................   108     14,380
Valuation allowance........................................   (44)   (14,380)
                                                             ----    -------
Net deferred tax asset.....................................  $ 64    $    --
Recorded as:
  Current deferred tax assets..............................  $ 35    $    --
  Noncurrent deferred tax assets...........................    29         --
                                                             ----    -------
          Total net deferred tax asset.....................  $ 64    $    --
                                                             ====    =======

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2000

     Deferred tax assets are classified in the balance sheet consistent with the classification of the related asset. For the period from November 9, 1998 (inception) to April 30, 1999, a valuation allowance was established against a portion of the deferred tax asset related to capitalized start-up expenditures due to uncertainty regarding its realizability with realization being based upon refundable taxes paid in the current year. For the tax year ended April 30, 2000, a full valuation allowance has been established as realization of the deferred tax assets is not assured due to the uncertainty of future taxable earnings.

 6. ARRANGEMENTS WITH PEOPLESOFT

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

     Momentum and PeopleSoft have entered into a Development Agreement pursuant to which PeopleSoft will conduct product development and related activities on behalf of Momentum under work plans and cost estimates which have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. It is expected that the products to be developed under the Development Agreement will include electronic business applications ("e-commerce"), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft's proprietary technology solely for internal use in conjunction with the Development Agreement. For the year ended April 30, 2000, PeopleSoft performed development activities on behalf of Momentum in the amount of $54,099,000.

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2000

     Under the terms of the Services agreement, Momentum will pay PeopleSoft $100,000 per quarter to perform accounting, finance, human resources, information systems and legal services on its behalf. PeopleSoft began performing these services in November 1998 and has charged Momentum $600,000 through April 30, 2000 for such services.

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2000

                  SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

     Summarized quarterly supplemental financial information for Fiscal 2000 and the period from November 9, 1998 (inception) to April 30, 1999 are as follows (in thousands, except per share amounts):

                                                                    QUARTER ENDED
                                                  --------------------------------------------------
                                                  JULY 31,    OCTOBER 31,    JANUARY 31    APRIL 30,
                                                  --------    -----------    ----------    ---------
2000
Total revenues..................................  $    --       $    --       $    249     $    314
Operating loss..................................   (5,342)       (9,982)       (13,997)     (25,703)
Net loss........................................   (2,177)       (6,804)       (10,721)     (22,371)
Basic and diluted loss per share................  $ (0.46)      $ (1.45)      $  (2.28)    $  (4.77)
Shares used in basic and diluted per share
  computation...................................    4,695         4,695          4,695        4,695
1999
Total revenues..................................       --            --       $     --     $     --
Operating loss..................................       --            --           (116)      (2,861)
Net income (loss)...............................       --            --            709         (206)
Basic and diluted earnings (loss) per share.....       --            --       $   0.43     $  (0.04)
Shares used in basic and diluted per share
  computation...................................       --            --          1,634        4,695

                                 EXHIBIT INDEX

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                     DESCRIPTION OF DOCUMENT                         PAGE
-------                    -----------------------                     ------------
23.1     Consent of Ernst & Young LLP, Independent Auditors..........
27.1     Financial Data Schedule.....................................