Form 10-Q
period 2000-07-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 2000-09-13
CIK 1073292

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000.

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

                CLASS                             OUTSTANDING AT AUGUST 31, 2000
                -----                            ------------------------------
Class A Common Stock, par value $.001                      4,693,826
Class B Common Stock, par value $.001                          1,000

================================================================================

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                TABLE OF CONTENTS

                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I     FINANCIAL INFORMATION

           ITEM 1-- Financial Statements (unaudited)

           Condensed Balance Sheets                                                                                    3
           Condensed Statements of Operations                                                                          4
           Condensed Statements of Cash Flows                                                                          5
           Notes to Condensed Financial Statements                                                                     6

           ITEM 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations              9

PART II    OTHER INFORMATION

           ITEM 1--  Legal Proceedings                                                                                12
           ITEM 2--  Changes in Securities and Use of Proceeds                                                        12
           ITEM 3--  Defaults upon Senior Securities                                                                  12
           ITEM 4--  Submission of Matters to a Vote of Security Holders                                              12
           ITEM 5--  Other Information                                                                                12
           ITEM 6--  Exhibits and Reports on Form 8-K                                                                 12

SIGNATURES                                                                                                            13

                         PART 1 -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                      JULY 31,    APRIL 30,
                                                                       2000         2000
                                                                    -----------   ---------
                                                                    (UNAUDITED)
                                            ASSETS

Current assets:
  Cash and cash equivalents (Note 1)..........................        $195,183     $228,218
  Accounts receivable from PeopleSoft.........................             286          563
  Income taxes receivable.....................................             224          224
                                                                      --------    ---------

          Total current assets................................         195,693      229,005

Capitalized software, less accumulated amortization...........           1,250          432
Purchased technology from PeopleSoft..........................           8,592           --
                                                                      --------    ---------
                                                                      $205,535     $229,437
                                                                      ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to PeopleSoft.......................................        $ 23,931     $ 20,677
  Accounts payable............................................              --           36
  Accrued liabilities.........................................             298          264
  Accrued compensation and related expenses...................              27           29
                                                                      --------    ---------
          Total current liabilities...........................          24,256       21,006
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000
     shares authorized, 4,693,826 issued and outstanding                     5            5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding.......................              --           --
  Additional paid-in capital..................................         249,996      249,996
  Retained deficit............................................         (68,722)     (41,570)
                                                                      --------     ---------
                                                                       181,279      208,431
                                                                      --------    ---------
                                                                      $205,535     $229,437
                                                                      ========     ========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                               JULY 31,
                                                       2000              1999
                                                     --------          ---------
Revenues from PeopleSoft:.........................   $   286           $     --

Costs and expenses primarily from PeopleSoft:
  Cost of revenues................................        62                 --
  Product development.............................    30,509              4,999
  General and administrative......................       236                343
                                                     -------            --------
          Total costs and expenses................    30,807              5,342
                                                     -------            --------
Operating loss....................................   (30,521)            (5,342)
Interest income...................................     3,369              2,992
                                                     -------            --------
Net loss before income taxes......................   (27,152)           (2,350)
Benefit from income taxes.........................        --              (173)
                                                     -------            --------
Net loss..........................................  $(27,152)          $(2,177)
                                                     ========           ========
Basic and diluted loss per share..................  $  (5.78)          $ (0.46)
                                                     ========           ========
Shares used in basic and diluted
  loss per share computation......................     4,695             4,695
                                                     ========           ========


             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     JULY 31,
                                                              2000           1999
                                                            ---------      ---------
OPERATING ACTIVITIES
Net loss..........................................          $(27,152)      $ (2,177)
Amortization of capitalized software..............                61             --
Adjustments to reconcile net loss to net cash
used by operating activities:
  Provision for deferred income taxes.............                --             64
  Changes in operating assets and liabilities:
     Accounts receivable from PeopleSoft..........               277             --
     Payable to PeopleSoft........................             3,254          2,847
     Accounts payable.............................               (36)            37
     Accrued liabilities..........................                34            139
     Accrued compensation and related expenses....                (2)            (7)
     Income taxes payable.........................                --           (492)
                                                            --------       --------
Net cash used by operating activities.............           (23,564)           411

INVESTING ACTIVITIES
Capitalization of software development costs......              (879)            --
Purchase of technology assets.....................            (8,592)            --
                                                            --------       --------
Net cash used by investing activities.............            (9,471)            --
                                                            --------       --------
Net (decrease) increase in cash and cash equivalents         (33,035)           411
Cash and cash equivalents at beginning of period             228,218        253,867
                                                            --------       --------
Cash and cash equivalents at end of period........          $195,183       $254,278
                                                            ========       ========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Momentum Business Applications, Inc., (the "Company" or "Momentum") was incorporated in Delaware on November 9, 1998 and commenced operations on January 4, 1999. Momentum was formed and has organized its business in one operating segment for the purpose of selecting and developing software application products and commercializing such products (the "Momentum Products"), most likely through licensing to PeopleSoft, Inc., ("PeopleSoft"). Since its formation, Momentum's principal activity has been conducting product development under its agreements with PeopleSoft.

     The information at July 31, 2000 and for the three months ended July 31, 2000 and 1999, is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The balance sheet for April 30, 2000 was derived from the audited balance sheet. The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended April 30, 2000 included in Momentum's 2000 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

     At July 31, 2000, Momentum's revenue consisted primarily of royalty revenue derived from PeopleSoft's sales and licensing of certain software products developed under the Development and License Agreement (the "Development Agreement") between Momentum and PeopleSoft. Royalty and other product revenue is recorded as earned and reported by PeopleSoft to Momentum on a monthly lag. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See Note 3 for a description of the agreements between Momentum and PeopleSoft).

Investment Risk

     Momentum invests excess cash in money markets funds and financial instruments with financial institutions with strong credit ratings. These funds and investments typically bear minimal risk. The Company has not experienced any losses on its investments due to institutional failure or bankruptcy.

Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents

     Momentum considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At July 31, 2000, cash equivalents were approximately $195.2 million of which approximately $194.6 million are restricted for use under the Development Agreement (See Note 3 -- "Development Agreement"). The Company's cash and cash equivalents consist primarily of taxable investments in money market funds at two financial institutions. All other cash is held in a bank demand deposit.

Accounts Receivable

     Accounts receivable are comprised of billed receivables arising from recognized royalty revenue, entirely from PeopleSoft. The Company does not maintain an allowance for uncollectible accounts receivable since it does not expect to experience losses that could have a material impact on the Company's future results of operations. Upon collection of the receivables, these funds will not be restricted.

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

Purchased Technology from PeopleSoft

     In June 2000, Momentum purchased from PeopleSoft all of the intangible assets and intellectual property (the "Assets") acquired by PeopleSoft from a recent acquisition. The Assets were purchased by the Company to be utilized in advancing the development of at least two Momentum Products. The total purchase price is comprised of an initial base price payment of approximately $8.6 million plus a contingent amount of not less than zero and not more than approximately $1.4 million. Payment of the contingent amount is subject to the full satisfaction of certain conditions set forth in the purchase agreement between Momentum and PeopleSoft. The Assets acquired are considered Developed Technology as defined in the Development Agreement, and as such, PeopleSoft shall pay to Momentum a royalty of 1% of net revenues on any product other than Momentum Products that incorporate all or any part of the Assets.

Income Taxes

     Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company expects to have a net loss for fiscal year 2001, and thus no taxes were provided for in the period ended July 31, 2000.

Common Stock

     Momentum provides for two classes of common stock, Class A Common Stock and Class B Common Stock. In December 1998, PeopleSoft declared a stock dividend of one share of Momentum's Class A Common Stock for every fifty shares of PeopleSoft stock held as of December 31, 1998, resulting in 4.7 million shares distributed. The shares of Momentum Common Stock held by PeopleSoft on the record date were converted into 1,000 shares of Momentum Class B Common Stock. The holder or holders of the Momentum Class B Common Stock are entitled to vote separately as a class with respect to any merger or liquidation of Momentum, the sale, lease, exchange, transfer or other disposition of any substantial asset of Momentum, and any amendments to the Certificate of Incorporation of Momentum that would alter the Purchase Option, Momentum's authorized capitalization, or the provisions of the Certificate of Incorporation governing Momentum's Board of Directors. Accordingly, PeopleSoft could preclude the holders of the Momentum Class A Common Stock from taking any of the foregoing actions during such period. Prior to the exercise of the Purchase Option, the holders of the Momentum Common B Stock, voting as a separate class, are entitled to elect one director, and the holder or holders of the Momentum Class A Common Stock are entitled to elect up to three directors. Upon exercise of the Purchase Option, PeopleSoft, as the sole holder of the Momentum Class B Common Stock, has the right to elect all of the Momentum directors and to remove incumbent directors with or without cause. (See Note 3 -- "Purchase Option"). On all other matters, holders of the Momentum Class A Common Stock and Momentum Class B Common Stock are entitled to vote together as a single class. Holders of Momentum Common Stock are allowed one vote for each share of Momentum Common Stock held by them. Subject to compliance with securities laws, the Momentum Class B Common Stock is freely transferable.

2.   LOSS PER SHARE DATA

     The Company's loss per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic loss per share and a diluted loss per share. The basic loss per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted loss per share includes such dilutive effects. Although Momentum has 175,000 outstanding stock options, they are not currently dilutive common stock equivalents and thus diluted loss per share equals basic loss per share.

3.   ARRANGEMENTS WITH PEOPLESOFT

     In late December 1998, PeopleSoft contributed $250 million in cash to Momentum. On December 31, 1998, PeopleSoft transferred 4,693,826 shares, representing all of the outstanding shares, of Momentum Class A Common Stock (the "Momentum Shares"), to a custodian who distributed the shares to the holders of PeopleSoft common stock in mid January 1999 (the "Distribution"). Momentum Shares are traded on the Nasdaq National Market under the symbol "MMTM". PeopleSoft continues to hold all 1,000 shares of the Momentum Class B Common Stock. In connection with PeopleSoft's contribution to Momentum and the distribution of Momentum Shares, Momentum and PeopleSoft entered into a number of agreements, including a Development Agreement, Marketing and Distribution Agreement and a Services Agreement, all of which are discussed below.

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

     Under the terms of the Marketing and Distribution Agreement entered into by Momentum and PeopleSoft, Momentum has granted PeopleSoft an option to acquire a license to each product developed under the Development Agreement. The license option for any such Momentum product is exercisable on a world-wide, exclusive basis at any time from the date Momentum agrees to develop the product until the earlier of a) thirty days after the product becomes Generally Available (as defined in the agreements); or b) the expiration of the purchase option. The license option will expire, to the extent not previously exercised, 30 days after the expiration of PeopleSoft's option to purchase all of the outstanding Momentum Shares as described below. If and to the extent the license option is exercised as to any Momentum product, PeopleSoft will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product. Upon exercising the license option, PeopleSoft will assume responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, PeopleSoft will make payments to Momentum with respect to the licensed product by multiplying a formula derived royalty rate by the quarterly net sales of the licensed product achieved by PeopleSoft and its sublicensees, distributors and marketing partners. The royalty rate is determined for each licensed product by taking the sum of 0.1 percent plus an additional 0.1 percent for each full $1 million of development costs of the licensed product that have been paid by Momentum, up to a maximum 6 percent royalty. PeopleSoft has the right to buyout Momentum's right to receive payments for licensed products in accordance with a formula set forth in the Marketing and Distribution Agreement.

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

Results of Operations

     Revenues, consisting entirely of royalty revenue from PeopleSoft was approximately $0.3 million for the three months ended July 31, 2000. Momentum has realized royalty revenues for the past three consecutive quarters as a result of the shipment of certain software products developed under the Development Agreement. Specifically, five analytical applications that form a part of PeopleSoft's Enterprise Performance Management ("EPM") suite and Grants Administration were released during the last fiscal year. Under the terms of PeopleSoft's Marketing Agreement with Momentum for pre-release products, the applicable royalty rate was 6% of net sales. Following PeopleSoft's exercise of its license option for a product, Momentum will earn a royalty for each product licensed by PeopleSoft, or another distributor, based on a contractually determined royalty rate which is a function of the amount of development costs incurred on each developed product. (See Note 3 -- "Marketing and Distribution Agreement"). It is not presently determinable when, if at all, Momentum will realize significant royalty revenues from its development efforts.(1)

     The Company incurred development expenses of approximately $30.5 million and $5.0 million for the three months ended July 31, 2000 and July 31, 1999, respectively. These expenses were incurred primarily under the Development Agreement. Under this agreement, Momentum can engage PeopleSoft to perform research and development work, and PeopleSoft will charge Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing its

------------
(1) Forward-Looking Statement.

products that may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology. The substantial increase in development expenditures was driven by three factors i) the continuing addition of new projects to Momentum's development project portfolio, ii) the funding of retroactive project costs on certain of the projects recently undertaken by Momentum, and iii) the continued increases in project staffing and the associated expense run rates on several previously committed projects. Development expenses are expected to significantly increase in the current fiscal year as development efforts are stepped up on current projects and as development of new Momentum products commence.(1)

     General and administrative expenses were approximately $0.2 million for the quarter ended July 31, 2000 as compared with approximately $0.3 million for the quarter ended July 31, 1999. Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services, and maintains office facilities for Momentum. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined using PeopleSoft's internal projections of the incremental costs that it would incur to provide these services to Momentum. Momentum is required to separately pay for direct costs such as professional services, insurance, taxes, director and officer compensation, and regulatory fees. It is anticipated that general and administrative expenses will remain at approximately current levels during Fiscal 2001.(1)

     Because of the restrictions on the use of Available Funds under the Development Agreement, Momentum is not expected, for the indefinite future, to spend any funds on sales, marketing, or distribution activities. As such, it will not be able to effectively establish a brand, corporate image or identity in the overall marketplace. Such anonymity may make it more difficult for Momentum to pursue alternate exit strategies, should PeopleSoft not exercise its purchase option in the future.

     Interest and investment income earned on invested funds were approximately $3.4 million for the quarter ended July 31, 2000 as compared with approximately $3.0 million for the quarter ended July 31, 1999. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.(1)

     The results of operations of Momentum currently reflect primarily development expenses related to development of Momentum products and interest and investment income earned on the funds contributed by PeopleSoft. Momentum's net loss was approximately ($27.2) million or ($5.78) per share for the quarter ended July 31, 2000 as compared with a net loss of approximately ($2.2) million or ($0.46) per share for the quarter ended July 31, 1999. The Company is expected to record significant net losses in future periods, as product development expenses under its agreements with PeopleSoft are expected to continue to exceed income.(1)

Liquidity and Capital Resources

     Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum in late December 1998 prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three to four years.(1) Momentum's funds are expected to be used primarily to fund activities to be conducted under the Development Agreement with PeopleSoft. Momentum expects to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At July 31, 2000, cash and cash equivalents were approximately $195.2 million of which approximately $194.6 million are restricted for use under the Development Agreement and consist primarily of investments in money market funds with maturities of three months or less (See
Note 3 -- "Development Agreement").

     Momentum's development activities are focused on e-business products, analytic application products, and industry-specific applications. PeopleSoft has and will continue to propose various products to Momentum from which Momentum will select certain products to develop. The Company believes there are numerous possible products which could be developed in each of the three areas. Based on PeopleSoft's experience in developing software products of comparable scope, the number of projects that are believed to be manageable at any given time, the availability of engineers with the requisite expertise, current expenditure run rates, and anticipated additional project undertakings, the Available Funds are expected to be substantially exhausted by December 2001.(1)

     In addition to the Available Funds, Momentum generates additional funds through successfully licensing its products to PeopleSoft or other parties. Momentum also has the option to obtain additional financing through either debt or equity financing, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through licensing of

------------
(1) Forward-Looking Statement.

products or financings are not considered Available Funds and thus their use by Momentum is not restricted by PeopleSoft. During the quarter ended July 31, 2000, the Company earned approximately $0.3 million in royalties from the licensing of products developed under the Development Agreement, however, the actual payment for such royalties was not due until after the quarter end. Such funds, upon their receipt, shall be without restriction as to their use.

     There can be no assurances, particularly given the existence of the Development Agreement, the Marketing Agreement and the Services Agreement, that Momentum will be able to raise any additional capital. Such additional capital, if raised, would most likely reduce the per share proceeds available to holders of the Momentum Class A Common Stock if the Purchase Option were to be exercised by PeopleSoft. (See Note 3 -- "Purchase Option").

     During the quarter ended July 31, 2000, Momentum executed amendments to the Development Agreement with PeopleSoft, whereby PeopleSoft will provide development resources and project management oversight on four new product development projects. Including the four recently approved projects, Momentum is currently collaborating with PeopleSoft on a total of nineteen different product development projects with an aggregate expenditure budget of approximately $215 million. These include i) a suite of analytic applications which encompass numerous individual software application products and workbenches, ii) several industry-specific applications including four projects targeted at the services industry which includes professional service staffing, consulting, and engineering companies and three targeted at the Education and Public Sector industries, and iii) ten e-business applications including e-procurement, e-store, a suite of application portals and others that will be integrated with PeopleSoft's e-business backbone.

     In addition, Momentum executed two technology agreements with PeopleSoft during the quarter. Under one such agreement, Momentum will spend approximately $5.0 million to fund the development of certain technologies that will be utilized in hand held application software products for the enterprise. Under the other agreement, Momentum purchased certain technology from PeopleSoft that had been recently acquired by PeopleSoft by virtue of a recent acquisition. The purchase arrangement between Momentum and PeopleSoft involves the initial payment of $8.6 million with an additional payment of up to $1.4 million contingent on future additional deliverables. It is anticipated that the technology acquired herein will be directly utilized by at least two active Momentum projects.

     Momentum expects to approve and commence development efforts on additional new product development projects during the Fiscal 2001 year.(1)

Risks and Uncertainties

     Momentum's actual results could differ materially from those anticipated in these forward-looking statements due to certain factors. Such risks and uncertainties include, but are not limited to the following:

o Momentum may not successfully select or develop a significant number of products. The development projects referenced herein are characterized by many inherent risks, including but not limited to 1) it may be difficult to staff such projects with qualified development personnel who have sufficient domain expertise, 2) existing PeopleSoft technology may not be suitable as a foundation for the application software functionality, 3) development efforts in general are complex, and such complexities create a risk that the products may not be technologically feasible, and 4) constantly changing and evolving customer demands for products and product functionality may cause products to meet with limited market acceptance. Consequently, such development efforts may not be successful or result in a product that is accepted by the market.

o Demand for Momentum's products may be highly sensitive to time to market and/or first mover advantages. Any material delays in the development project schedule may adversely affect demand for the product, even if the development project is otherwise successfully completed. Furthermore, competitors of PeopleSoft, and even PeopleSoft, may offer products that compete directly with Momentum's products. Weakness in demand for product will translate into limited royalty income to Momentum, associated limited product payment buy out proceeds, if any, and may ultimately reduce PeopleSoft's interest in exercising its purchase option.

o Momentum and PeopleSoft are parties to various agreements which limit Momentum's ability to take certain actions, establish alternate channels of distribution for its products, and use funds for purposes other than designated product development and administrative activities. Consequently, Momentum has few degrees of freedom with which to generate revenues or otherwise commercialize developed technology or products should PeopleSoft elect not to utilize some or all of the developed products.

------------
(1) Forward-Looking Statements.

o Momentum or PeopleSoft may cancel a development project at anytime and for any reason or no reason at all. Accordingly, it is possible that Momentum could incur significant expenditures toward the development of a particular product, only to have the project cancelled in the later stages of the schedule. There is no recourse to PeopleSoft in the event of this occurrence.

o If Momentum were not successful with a number of development projects, PeopleSoft would be unlikely to exercise its option to purchase the stock of Momentum. Even if Momentum is successful in developing certain products, PeopleSoft may not exercise its option to purchase the Common Stock of Momentum. For example, PeopleSoft has the right to buy out the ownership of selected products under its product royalty buy out rights. Consequently, it could purchase the rights to certain products, thereby obviating any need to exercise the purchase option on the Company's Common Stock.

o Royalty results for the first quarter are not necessarily indicative of results to be expected going forward. The royalty rate applicable to the licensing activity through the first fiscal quarter was six percent, which is the contractual rate for products licensed to customers prior to PeopleSoft's exercise of its license option on a product. Subsequent to any exercise of a license option, the royalty rate for the subject product will revert to a formula based rate, which may be substantially less than six percent, and which in no case can exceed six percent. The recent successful release of products which have generated these royalties should not be construed to provide any assurance that additional products will be successfully developed, or that development successes will result in additional royalties, or that PeopleSoft will exercise any license options.

     Other risks which are detailed in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the December 31, 1998 Second Amendment to the Information Statement (Form 10) and the 2000 Annual Report to Shareholders (Form 10-K) filed July 28, 2000.

                          PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings

           None

     Item 2. Changes in Securities and Use of Proceeds

           None

     Item 3. Defaults Upon Senior Securities

           None

     Item 4. Submission of Matters to a Vote of Security Holders

     Momentum held it's Annual Meeting of Stockholders on September 7, 2000 at the Carr America Visitor's Center located at 4400 Rosewood Drive, Pleasanton, California. The following matters were voted on by the stockholders of record at the close of business on July 14, 2000:

1. One (1) Class A Common Class II director was elected to serve a three-year term.

2. The appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2001 was ratified.

     Item 5. Other Information

           None

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27.1 Financial Data Schedule -- For the quarter ending July 31, 2000.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the period from November 9, 1998 (inception) to July 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2000

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.


                                INDEX OF EXHIBITS

EXHIBIT #     EXHIBIT TITLE
---------     -------------
  27.1        Financial Data Schedule - For the quarter ending July 31, 2000