Form 10-Q
period 2000-10-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 2000-12-14
CIK 1073292

================================================================================




                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission File Number: 0-25185

                      MOMENTUM BUSINESS APPLICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                          94-3313175
(State or other jurisdiction of Incorporation or organization)                  (I.R.S. Employer Identification No.)

       4301 Hacienda Drive, Suite 410, Pleasanton, CA                                          94588
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

==============================================================================================
              CLASS                                       OUTSTANDING AT NOVEMBER 30, 2000
----------------------------------------------------------------------------------------------
Class A Common Stock, par value $.001                                 4,693,826
==============================================================================================
Class B Common Stock, par value $.001                                     1,000
==============================================================================================

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                TABLE OF CONTENTS

                                                                                                                            PAGE NO.
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

                         PART 1 -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                               OCTOBER 31,     APRIL 30,
                                                                                   2000           2000
                                                                              --------------  -----------
                                     ASSETS

Current assets:
  Cash and cash equivalents (Note 1).....................................       $  143,948    $   228,218
  Accounts receivable from PeopleSoft....................................            1,442            563
  Income taxes receivable................................................              224            224
                                                                                ----------    -----------
          Total current assets...........................................          145,614        229,005
Capitalized software, less accumulated amortization......................            2,495            432
Purchased technology from PeopleSoft.....................................            8,878             --
                                                                                ----------    -----------
                                                                                $  156,987    $   229,437
                                                                                ==========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to PeopleSoft..................................................       $    8,332    $    20,677
  Accounts payable.......................................................               30             36
  Accrued liabilities....................................................              158            264
  Accrued compensation and related expenses..............................               32             29
                                                                                ----------    -----------
          Total current liabilities......................................            8,552         21,006
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000
     shares authorized, 4,693,826 issued and outstanding                                 5              5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding..................................               --             --
  Additional paid-in capital.............................................          249,996        249,996
  Accumulated deficit....................................................         (101,566)       (41,570)
                                                                                ----------    -----------
                                                                                   148,435        208,431
                                                                                ----------    -----------
                                                                                $  156,987    $   229,437
                                                                                ==========    ===========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               OCTOBER 31,                     OCTOBER 31,
                                                    --------------------------------------------------------------
                                                          2000            1999            2000             1999
                                                    --------------------------------------------------------------
Revenues from PeopleSoft...........................    $    1,442       $      --      $    1,728        $      --
Costs and expenses primarily from PeopleSoft:
  Cost of revenues.................................           161              --             223               --
  Product development..............................        36,632           9,635          67,141           14,635
  General and administrative.......................           320             347             556              690
                                                       ----------       ---------      ----------        ---------
          Total costs and expenses.................        37,113           9,982          67,920           15,325
                                                       ----------       ---------      ----------        ---------
Operating loss.....................................       (35,671)         (9,982)        (66,192)         (15,325)
Interest income....................................         2,828           3,178           6,197            6,171
                                                       ----------       ---------      ----------        ---------
Net loss before income taxes.......................       (32,843)         (6,804)        (59,995)          (9,154)
Provision for (benefit from) income taxes..........             1              --               1             (173)
                                                       ----------       ---------      ----------        ---------

Net loss...........................................    $  (32,844)      $  (6,804)     $  (59,996)       $  (8,981)
                                                       ===========      =========      ===========       =========
Basic and diluted loss per share...................    $    (7.00)      $   (1.45)     $   (12.78)       $   (1.91)
                                                       ==========       =========      ==========        =========
Shares used in basic and diluted
  loss per share computation.......................         4,695           4,695           4,695            4,695
                                                       ==========       =========      ==========        =========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                         OCTOBER 31,
                                                                   2000             1999
                                                               ------------     ------------
OPERATING ACTIVITIES
Net loss................................................       $  (59,996)      $   (8,981)
Amortization of capitalized software....................              223               --
Adjustments to reconcile net loss to net cash
used by operating activities:
  Provision for deferred income taxes...................               --               64
  Changes in operating assets and liabilities:
     Accounts receivable from PeopleSoft................             (879)              --
     Payable to PeopleSoft..............................          (12,345)           5,127
     Accounts payable...................................               (6)              16
     Accrued liabilities................................             (106)             (52)
     Accrued compensation and related expenses..........                3                3
     Income taxes payable...............................               --             (492)
                                                                ----------       ----------
Net cash used by operating activities...................          (73,106)          (4,315)
INVESTING ACTIVITIES
Capitalization of software development costs............           (2,286)              --
Purchase of technology assets...........................           (8,878)              --
                                                                ----------       ----------
Net cash used by investing activities...................          (11,164)              --
                                                                ----------       ----------
Net (decrease) increase in cash and cash equivalents              (84,270)          (4,315)
Cash and cash equivalents at beginning of period                  228,218          253,867
                                                                ----------       ----------
Cash and cash equivalents at end of period..............       $  143,948       $  249,552
                                                                ==========       ==========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (UNAUDITED)

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

     The information at October 31, 2000 and for the three and six months ended October 31, 2000 and 1999, is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The balance sheet for April 30, 2000 was derived from the audited balance sheet. The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended April 30, 2000 included in Momentum's 2000 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

     Through October 31, 2000, Momentum's revenue consisted entirely of royalty revenue derived from PeopleSoft's sales and licensing of certain software products developed under the Development and License Agreement (the "Development Agreement") between Momentum and PeopleSoft. Royalty and other product revenue is recorded as earned and reported by PeopleSoft to Momentum on a monthly lag. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred except for amounts capitalized pursuant to SFAS 86. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See Note 3 for a description of the agreements between Momentum and PeopleSoft).

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

Cash equivalents

     Momentum considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At October 31, 2000, cash equivalents were approximately $143.9 million of which approximately $143.1 million are restricted for use under the Development Agreement (See Note 3 -- "Development Agreement"). The Company's cash and cash equivalents consist primarily of taxable investments in money market funds at three financial institutions. All other cash is held in a bank demand deposit.

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

Purchased Technology from PeopleSoft

     In June 2000, Momentum purchased from PeopleSoft all of the intangible assets and intellectual property (the "Assets") acquired by PeopleSoft via an acquisition of a company during the first half of 2000. The Assets were purchased by Momentum for the purpose of advancing the development of at least two Momentum Products. The total purchase price is comprised of an initial base price payment of approximately $8.6 million plus a contingent amount of not less than zero and not more than approximately $1.4 million. Installment payments of the contingent amount are subject to the full satisfaction of certain conditions set forth in the purchase agreement between Momentum and PeopleSoft. The Assets acquired are considered Developed Technology as defined in the Development Agreement, and as such, PeopleSoft shall pay to Momentum a royalty of 1% of net revenues on any product other than Momentum Products that incorporate all or any part of the Assets. During the quarter ended October 31, 2000, an initial installment of $0.3 million of the contingent amount became due to PeopleSoft.

Income Taxes

     Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company expects to have a net loss for fiscal year 2001, and thus only minimum taxes were provided for in the six month period ended October 31, 2000.

Common Stock

     Momentum provides for two classes of common stock, Class A Common Stock and Class B Common Stock. In December 1998, PeopleSoft declared a stock dividend of one share of Momentum's Class A Common Stock for every fifty shares of PeopleSoft stock held as of December 31, 1998, resulting in the distribution of
4.7 million shares. The shares of Momentum Common Stock held by PeopleSoft on the record date were converted into 1,000 shares of Momentum Class B Common Stock. The holder or holders of the Momentum Class B Common Stock are entitled to vote separately as a class with respect to any merger or liquidation of Momentum, the sale, lease, exchange, transfer or other disposition of any substantial asset of Momentum, and any amendments to the Certificate of Incorporation of Momentum that would alter the Purchase Option, Momentum's authorized capitalization, or the provisions of the Certificate of Incorporation governing Momentum's Board of Directors. Accordingly, PeopleSoft could preclude the holders of the Momentum Class A Common Stock from taking any of the foregoing actions at any time prior to the expiration of the Purchase Option. Prior to the exercise of the Purchase Option, the holders of the Momentum Common B Stock, voting as a separate class, are entitled to elect one director, and the holder or holders of the Momentum Class A Common Stock are entitled to elect up to four directors. Upon exercise of the Purchase Option, PeopleSoft, as the sole holder of the Momentum Class B Common Stock, has the right to elect all of the Momentum directors and to remove incumbent directors with or without cause. (See
Note 3 -- "Purchase Option"). On all other matters, holders of the Momentum Class A Common Stock and Momentum Class B Common Stock are entitled to vote together as a single class. Holders of Momentum Common Stock are allowed one vote for each share of Momentum Common Stock held by them. Subject to compliance with securities laws, the Momentum Class B Common Stock is freely transferable.

2.   LOSS PER SHARE DATA

     The Company's loss per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic loss per share and a diluted loss per share. The basic loss per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted loss per share includes such dilutive effects. Although Momentum has 208,000 outstanding stock options, they are not currently dilutive common stock equivalents and thus diluted loss per share equals basic loss per share.

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

     Momentum and PeopleSoft have entered into a Development Agreement pursuant to which PeopleSoft conducts product development and related activities on behalf of Momentum under work plans and cost estimates which have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. It is expected that the products to be developed under the Development Agreement will include electronic business applications ("e-commerce"), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft's proprietary technology solely for internal use in conjunction with the Development Agreement.

     Under the terms of the Marketing and Distribution Agreement entered into by Momentum and PeopleSoft, Momentum has granted PeopleSoft an option to acquire a license to each product developed under the Development Agreement. The license option for any such Momentum product is exercisable on a world-wide, exclusive basis at any time from the date Momentum agrees to develop the product until the earlier of a) thirty days after the product becomes Generally Available (as defined in the agreements); or b) the expiration of the purchase option. The license option will expire, to the extent not previously exercised, 30 days after the expiration of PeopleSoft's option to purchase all of the outstanding Momentum Shares as described below. If and to the extent the license option is exercised as to any Momentum product, PeopleSoft will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product. Upon exercising the license option, PeopleSoft will assume responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, PeopleSoft will make payments to Momentum with respect to the licensed product by multiplying a formula derived royalty rate by the quarterly net sales of the licensed product achieved by PeopleSoft and its sublicensees, distributors and marketing partners. The royalty rate is determined for each licensed product by taking the sum of 0.1 percent plus an additional 0.1 percent for each full $1 million of development costs of the licensed product that have been paid by Momentum, up to a maximum 6 percent royalty. PeopleSoft has the right to buyout Momentum's right to receive payments for individual licensed products in accordance with a formula set forth in the Marketing and Distribution Agreement.

     Under the terms of the Services Agreement, PeopleSoft provides office facilities for and performs accounting, finance, human resources, information systems and legal services on behalf of, Momentum. PeopleSoft receives $100,000 per quarter as compensation for the provision of these services.

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

     In the event Momentum's liabilities (other than liabilities under the Development Agreement, the Marketing Agreement and the Services Agreement) exceed Momentum's assets, the Purchase Option Exercise Price described above will be reduced by the amount such liabilities at the time of exercise are in excess of Momentum's cash and cash equivalents, and short term and long term investments. The Purchase Option exercise price is payable in cash.

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

Results of Operations

     Revenues, consisting entirely of royalty revenue from PeopleSoft, was approximately $1.4 and $1.7 million for the three and six month periods ended October 31, 2000, respectively compared with no revenues in the corresponding periods of the prior year. Momentum has realized royalty revenues for the past four consecutive quarters as a result of the shipment of several Momentum Products developed under the Development Agreement. During the month of September 2000, PeopleSoft commenced shipments of PeopleSoft 8, a family of pure internet eBusiness software products that encompasses a new version of PeopleSoft's previously existing commercial enterprise products, and approximately 60 new application products, a substantial number of which have been, and/or are being developed under various Momentum projects. Specifically, initial shipments of the following Momentum products occurred during the third calendar quarter of 2000: Time and Labor, Stock Administration, Deductions, Contracts, eProcurement, Resource Management and others. New Analytic Application modules and workbench products being developed under Momentum's Enterprise Performance Management ("EPM") project as well as previously released EPM products accounted for approximately half of the royalty revenue for the second fiscal quarter. Under the terms of PeopleSoft's Marketing Agreement with Momentum for products that have not yet reached a generally available status, the applicable royalty rate was 6% of net sales. Following PeopleSoft's exercise of its license option for a product, Momentum will earn a royalty for each product licensed by PeopleSoft, or another distributor, based on a contractually determined royalty rate which is a function of the amount of development costs incurred on each developed product. (See Note 3 -- "Marketing and Distribution Agreement"). In some cases, this will cause the applicable royalty rate to drop to as little as 1.2%. There can be no assurance that Momentum will continue to realize significant royalty revenues from its development efforts.(1)

     Cost of revenues consists entirely of amortization of capitalized development costs of software developed for sale under SFAS 86. (See Note 1 -- "Capitalized Software"). Cost of revenues for the three and six months ended October 31, 2000 were approximately $0.2 million.

     The Company incurred development expenses of approximately $36.6 million and $67.1 million for the three month and six month periods ended October 31, 2000, respectively, compared to $9.6 million and $14.6 million for the respective periods ended October 31, 1999. These expenses were incurred primarily under the Development Agreement. Under this agreement, Momentum can engage PeopleSoft to perform research and development work, and PeopleSoft will charge Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing its products that may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology. The substantial increase in development expenditures in the current year was driven by four factors i) the addition of new projects to Momentum's development project portfolio, ii) certain expenses associated with product translation and non-recurring release management and testing activities which were incurred in advance of PeopleSoft 8 initial shipments of Momentum Products, iii) increases in project staffing and the associated expense run rates on several previously committed projects, and iv) the funding of retroactive project costs on certain of the projects recently undertaken by Momentum. The quarterly rate of development expenditures is not expected to increase significantly in the quarter ending January 31, 2001, and will begin to decline thereafter as a number of development projects are concluded.(1)

     General and administrative expenses were approximately $0.3 million for the quarters ended October 31, 2000 and 1999 and $0.6 million and $0.7 million for the six month periods ended October 31, 2000 and 1999, respectively. Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services, and maintains office facilities for Momentum. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined using PeopleSoft's internal projections of the incremental costs that it would incur to provide these services to Momentum. Momentum is required to separately pay for direct costs such as professional services, insurance, taxes, director and officer compensation, and regulatory fees. It is anticipated that general and administrative expenses will remain at approximately current levels during Fiscal 2001.(1)

     Because of the restrictions on the use of Available Funds under the Development Agreement, Momentum is not expected, for the indefinite future, to spend any funds on sales, marketing, or distribution activities. As such, it will not be able to effectively establish a brand, corporate image or identity in the overall marketplace. Such anonymity may make it more difficult for Momentum to pursue alternate exit strategies, should PeopleSoft not exercise its purchase option in the future.

     Interest and investment income earned on invested funds were approximately $2.8 million for the quarter ended October 31, 2000 as compared with approximately $3.2 million for the quarter ended October 31, 1999. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment and therefore interest and investment income is expected to decrease.(1)

     The results of operations of Momentum currently reflect primarily development expenses related to development of Momentum products and interest and investment income earned on the funds contributed by PeopleSoft. Momentum's net loss was approximately ($32.8) million or ($7.00) per share for the quarter ended October 31, 2000 as compared with a net loss of approximately ($6.8) million or ($1.45) per share for the quarter ended October 31, 1999. The Company is expected to record significant net losses in future periods, as product development expenses under its agreements with PeopleSoft are expected to continue to exceed income.(1)

-----------
(1)  Forward-Looking Statement.

Liquidity and Capital Resources

     Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum in late December 1998 prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three to four years.(1) Momentum's funds are expected to be used primarily to fund activities to be conducted under the Development Agreement with PeopleSoft. Momentum expects to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At October 31, 2000, cash and cash equivalents were approximately $143.9 million of which approximately $143.1 million are restricted for use under the Development Agreement and consist primarily of investments in money market funds with maturities of three months or less (See
Note 3 -- "Development Agreement").

     In addition to the Available Funds, Momentum generates additional funds through successfully licensing its products to PeopleSoft or other parties. Momentum also has the option to obtain additional financing through either debt or equity financing, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through licensing of products or financings are not considered Available Funds and thus their use by Momentum is not restricted by PeopleSoft. During the quarter ended October 31, 2000, the Company earned approximately $1.4 million in royalties from the licensing of products developed under the Development Agreement, however, the actual payment for such royalties was not due until after the quarter end. Such funds, upon their receipt, shall be without restriction as to their use.

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

     During the quarter ended October 31, 2000, Momentum and PeopleSoft agreed to collaborate on a significant eBusiness project to develop a suite of Collaborative Human Resource Applications, and a suite of Collaborative Supply Chain Management Applications. Currently, Momentum has committed approximately $240 million of Available Funds of which approximately $124 million has been spent through October 31, 2000. The committed funds are allocated as follows: i) approximately $50 million for the development of a suite of Analytic applications, ii) approximately $124 million for new e-Business application development projects, iii) approximately $51 million for industry specific applications, and iv) approximately $15 million for two technology development and acquisition projects. Based on the projects committed to date and their associated current staffing levels, Momentum presently has an estimated quarterly development expenditure run rate of approximately $35 million. However, such run rate is subject to rapid change due to a variety of factors including changes in project stages, the addition of new projects or termination of existing projects, and increases or decreases in the level of resources assigned to each respective project. In particular, the spending on several projects is scheduled to conclude at the end of the fourth calendar quarter of 2000. Based on the current spending projections, the Available Funds are expected to be substantially exhausted by December 2001.(1)

Risks and Uncertainties

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


-----------
(1)  Forward-Looking Statement.

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

o Royalty results for the second quarter are not necessarily indicative of results to be expected going forward. The royalty rate applicable to the licensing activity through the second fiscal quarter was six percent, which is the contractual rate for products licensed to customers prior to PeopleSoft's exercise of its license option on a product. Subsequent to any exercise of a license option, the royalty rate for the subject product will revert to a formula based rate, which may be substantially less than six percent, and which in no case can exceed six percent. The recent successful release of products which have generated these royalties should not be construed to provide any assurance that additional products will be successfully developed, or that development successes will result in additional royalties, or that PeopleSoft will exercise any license options.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27.1 Financial Data Schedule -- For the quarter ending October 31, 2000.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the period from November 9, 1998 (inception) to October 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2000

MOMENTUM BUSINESS APPLICATIONS, INC.

                                       By: /s/ Ronald E. F. Codd
                                           ---------------------
                                           Ronald E. F. Codd
                                           President and Chief Executive Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                INDEX OF EXHIBITS

EXHIBIT #     EXHIBIT TITLE
---------     -------------
  27.1        Financial Data Schedule - For the quarter ending October 31, 2000