Form 10-Q
period 2001-01-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 2001-03-16
CIK 1073292

================================================================================




                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001.

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

=====================================================================================================
              CLASS                                                OUTSTANDING AT FEBRUARY 28, 2001
-----------------------------------------------------------------------------------------------------
Class A Common Stock, par value $.001                                          4,693,826
Class B Common Stock, par value $.001                                              1,000
=====================================================================================================

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                TABLE OF CONTENTS

                                                                                                                     PAGE NO.
                                                                                                                     --------
PART I           FINANCIAL INFORMATION
                 ITEM 1-- Financial Statements (unaudited)
                 Condensed Balance Sheets                                                                                3
                 Condensed Statements of Operations                                                                      4
                 Condensed Statements of Cash Flows                                                                      5
                 Notes to Condensed Financial Statements                                                                 6
                 ITEM 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations          9
                 ITEM 3-- Quantitative and Qualitative Disclosure about Market Risk                                     13
PART II          OTHER INFORMATION
                 ITEM 1--  Legal Proceedings                                                                            13
                 ITEM 2--  Changes in Securities and Use of Proceeds                                                    13
                 ITEM 3--  Defaults upon Senior Securities                                                              13
                 ITEM 4--  Submission of Matters to a Vote of Security Holders                                          13
                 ITEM 5--  Other Information                                                                            13
                 ITEM 6--  Exhibits and Reports on Form 8-K                                                             13
SIGNATURES                                                                                                              14

                         PART 1 -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                JANUARY 31,     APRIL 30,
                                                                                   2001           2000
                                                                              --------------  -----------
                         ASSETS
Current assets:
  Cash and cash equivalents (Note 1).....................................       $  114,071    $   228,218
  Accounts receivable from PeopleSoft....................................            2,611            563
  Income taxes receivable................................................              224            224
                                                                                ----------    -----------
          Total current assets...........................................          116,906        229,005
Capitalized software, less accumulated amortization......................            3,735            432
Purchased technology from PeopleSoft.....................................            9,164             --
                                                                                ----------    -----------
                                                                                $  129,805    $   229,437
                                                                                ==========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to PeopleSoft..................................................       $    8,146    $    20,677
  Accounts payable.......................................................                3             36
  Accrued liabilities....................................................              233            264
  Accrued compensation and related expenses..............................               26             29
                                                                                ----------    -----------
          Total current liabilities......................................            8,408         21,006
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000
     shares authorized, 4,693,826 issued and outstanding                                 5              5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding..................................               --             --
  Additional paid-in capital.............................................          249,996        249,996
  Accumulated deficit....................................................         (128,604)       (41,570)
                                                                                ----------    -----------
                                                                                   121,397        208,431
                                                                                ----------    -----------
                                                                                $  129,805    $   229,437
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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 JANUARY 31,                     JANUARY 31,
                                                    --------------------------------------------------------------
                                                          2001            2000            2001             2000
                                                    --------------------------------------------------------------
Revenues from PeopleSoft...........................    $    2,611       $     249      $    4,339        $     249
Costs and expenses primarily from PeopleSoft:
  Cost of revenues.................................           307              --             531               --
  Product development..............................        31,388          13,869          98,529           28,504
  General and administrative.......................           339             377             894            1,067
                                                       ----------       ---------      ----------        ---------
          Total costs and expenses.................        32,034          14,246          99,954           29,571
                                                       ----------       ---------      ----------        ---------
Operating loss.....................................       (29,423)        (13,997)        (95,615)         (29,322)
Interest income....................................         2,386           3,276           8,582            9,447
                                                       ----------       ---------      ----------        ---------
Net loss before income taxes.......................       (27,037)        (10,721)        (87,033)         (19,875)
Provision for (benefit from) income taxes..........            --              --               1             (173)
                                                       ----------       ---------      ----------        ---------

Net loss...........................................    $  (27,037)      $ (10,721)     $  (87,034)       $ (19,702)
                                                       ===========      =========      ===========       =========
Basic and diluted loss per share...................    $    (5.76)      $   (2.28)     $   (18.54)       $   (4.20)
                                                       ==========       =========      ==========        =========
Shares used in basic and diluted
  loss per share computation.......................         4,695           4,695           4,695            4,695
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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        JANUARY 31,
                                                               ----------------------------
                                                                   2001             2000
                                                               -----------      -----------
OPERATING ACTIVITIES
Net loss................................................       $  (87,034)      $  (19,702)
Amortization of capitalized software....................              531               --
Adjustments to reconcile net loss to net cash
used by operating activities:
  Provision for deferred income taxes...................               --               64
  Changes in operating assets and liabilities:
     Accounts receivable from PeopleSoft................           (2,048)            (249)
     Payable to PeopleSoft..............................          (12,531)           7,765
     Accounts payable...................................              (33)              16
     Accrued liabilities................................              (31)             124
     Accrued compensation and related expenses..........               (3)               5
     Income taxes payable...............................               --             (716)
                                                               ----------       ----------
Net cash used by operating activities...................         (101,149)         (12,693)
INVESTING ACTIVITIES
Capitalization of software development costs............           (3,834)              --
Purchase of technology assets...........................           (9,164)              --
                                                               ----------       ----------
Net cash used by investing activities...................          (12,998)              --
                                                               ----------       ----------
Net (decrease) increase in cash and cash equivalents             (114,147)         (12,693)
Cash and cash equivalents at beginning of period                  228,218          253,867
                                                               ----------       ----------
Cash and cash equivalents at end of period..............       $  114,071       $  241,174
                                                               ==========       ==========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (UNAUDITED)

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

     The information at January 31, 2001 and for the three and nine months ended January 31, 2001 and 2000, is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The balance sheet for April 30, 2000 was derived from the audited balance sheet. The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended April 30, 2000 included in Momentum's 2000 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

     Through January 31, 2001, Momentum's revenue consisted entirely of royalty revenue derived from PeopleSoft's sales and licensing of certain software products developed under the Development and License Agreement (the "Development Agreement") between Momentum and PeopleSoft. Royalty and other product revenue is recorded as earned and reported by PeopleSoft to Momentum on a monthly lag. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred except for amounts capitalized pursuant to SFAS 86. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See Note 3 for a description of the agreements between Momentum and PeopleSoft).

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

Cash equivalents

     Momentum considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. At January 31, 2001, cash equivalents were approximately $114.1 million of which approximately $111.7 million are restricted for use under the Development Agreement (See Note 3 -- "Development Agreement"). The Company's cash and cash equivalents consist primarily of taxable investments in money market funds at three financial institutions. All other cash is held in a bank demand deposit.

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

     The Company capitalizes development costs of software developed for sale when it has reached technological feasibility. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) and charged to cost of revenues, on a product-by-product basis over the estimated life, which is generally three years. All product development expenditures are charged to product development expense in the period incurred.

Purchased Technology from PeopleSoft

     In June 2000, Momentum purchased from PeopleSoft all of the intangible assets and intellectual property (the "Assets") acquired by PeopleSoft via an acquisition of a company during the first half of 2000. The Assets were purchased by Momentum for the purpose of advancing the development of at least two Momentum Products. The total purchase price is comprised of an initial base price payment of approximately $8.6 million plus a contingent amount of not less than zero and not more than approximately $1.4 million. Installment payments of the contingent amount are subject to the full satisfaction of certain conditions set forth in the purchase agreement between Momentum and PeopleSoft. The Assets acquired are considered Developed Technology as defined in the Development Agreement, and as such, PeopleSoft shall pay to Momentum a royalty of 1% of net revenues on any product other than Momentum Products that incorporate all or any part of the Assets. As of January 31, 2001, $0.6 million of the contingent amount had been charged by PeopleSoft to Momentum.

Income Taxes

     Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company expects to have a net loss for fiscal year 2001, and thus only minimum taxes were provided for in the nine month period ended January 31, 2001.

Common Stock

     Momentum's Articles of Incorporation provides for two classes of common stock, Class A Common Stock and Class B Common Stock. In December 1998, PeopleSoft declared a stock dividend of one share of Momentum's Class A Common Stock for every fifty shares of PeopleSoft stock held as of December 31, 1998, resulting in the distribution of approximately 4.7 million shares. The shares of Momentum Common Stock held by PeopleSoft on the record date were converted into 1,000 shares of Momentum Class B Common Stock. The holder or holders of the Momentum Class B Common Stock are entitled to vote separately as a class with respect to any merger or liquidation of Momentum, the sale, lease, exchange, transfer or other disposition of any substantial asset of Momentum, and any amendments to the Certificate of Incorporation of Momentum that would alter the Purchase Option, Momentum's authorized capitalization, or the provisions of the Certificate of Incorporation governing Momentum's Board of Directors. Accordingly, PeopleSoft could preclude the holders of the Momentum Class A Common Stock from taking any of the foregoing actions at any time prior to the expiration of the Purchase Option. Prior to the exercise of the Purchase Option, the holders of the Momentum Common B Stock, voting as a separate class, are entitled to elect one director, and the holder or holders of the Momentum Class A Common Stock are entitled to elect up to four directors. Upon exercise of the Purchase Option, PeopleSoft, as the sole holder of the Momentum Class B Common Stock, has the right to elect all of the Momentum directors and to remove incumbent directors with or without cause. (See Note 3 -- "Purchase Option"). On all other matters, holders of the Momentum Class A Common Stock and Momentum Class B Common Stock are entitled to vote together as a single class. Holders of Momentum Common Stock are allowed one vote for each share of Momentum Common Stock held by them. Subject to compliance with securities laws, the Momentum Class B Common Stock is freely transferable.

2.   LOSS PER SHARE DATA

     The Company's loss per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both a basic loss per share and a diluted loss per share. The basic loss per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted loss per share includes such dilutive effects. Although Momentum has 208,333 outstanding stock options, they are not currently dilutive common stock equivalents and thus diluted loss per share equals basic loss per share.

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

Results of Operations

     Revenues, consisting entirely of royalty revenue from PeopleSoft, were $2.6 million in the third quarter of 2001 compared to $0.2 million in the third quarter of 2000. For the year-to-date period, revenues were $4.3 million in 2001 compared to $0.2 million in 2000. Momentum has realized increasing royalty revenues for the past several quarters as a result of the shipment of several Momentum Products developed under the Development Agreement. In September, 2000, PeopleSoft commenced shipments of PeopleSoft 8, a family of pure internet eBusiness software products that encompasses a new version of PeopleSoft's previously existing commercial enterprise products, and approximately 60 new application products, a substantial number of which have been, and/or are being developed under various Momentum projects. The increase in the Company's royalty revenue is attributable to the following factors: 1) the benefit of a full quarter of shipments of many of these new application software products, 2) a significant increase in PeopleSoft's overall license revenue and shipment activity in its fourth calendar quarter of 2000, and 3) an increase in the number of products on which royalties were generated. Specifically, shipments of the following Momentum products commenced in late September 2000: Time and Labor, Stock Administration, Deductions, Contracts, eProcurement, Resource Management, Portal Applications and several new eBusiness products. The new eBusiness products being developed under Momentum's Collaborative Human Resources Applications Project and previously released Enterprise Performance Management products accounted for approximately half of the royalty revenue for the third fiscal quarter. Under the terms of PeopleSoft's Marketing Agreement with Momentum for products that have not yet reached a generally available status, the applicable royalty rate was 6% of net sales. Following PeopleSoft's exercise of its license option for a product, Momentum will earn a royalty for each product licensed by PeopleSoft, or another distributor, based on a contractually determined royalty rate which is a function of the amount of development costs incurred on each developed product. (See Note 3 -- "Marketing and Distribution Agreement"). During the quarter, PeopleSoft exercised its option to license the following five products effective January 1, 2001: Deductions Management, eBenefits, Mobile Time and Expense, Stock Administration, and Time and Labor. As a result, the royalty rates on these products beginning with the first calendar quarter of 2001 will be reduced from 6% percent to formula based rates that were determined based on the amounts incurred by Momentum to develop these products. Such rates vary from a minimum of slightly over 1% to a maximum of 5% of PeopleSoft's net license revenue. There can be no assurance that Momentum will continue to realize significant royalty revenues from its development efforts.(1)

     Cost of revenues consists entirely of amortization of capitalized development costs of software developed for sale under SFAS 86. (See Note 1 -- "Capitalized Software"). Cost of revenues was $0.3 million in the third quarter of 2001 and $0.5 million for the year-to-date period.

     The Company incurred development expenses of $31.4 million during the third quarter of 2001 compared with $13.9 million for the third quarter of 2000. For the nine months ended January 31, 2001, development expenses amounted to $98.5 million in 2001 compared to $28.5 million in 2000. These expenses were incurred pursuant to the Development Agreement. Under this agreement, Momentum can engage PeopleSoft to perform research and development work, and PeopleSoft will charge Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing its products that may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology. The substantial increase in development expenditures in the current year was driven by four factors i) the addition of new projects to Momentum's development project portfolio, ii) certain expenses associated with product translation and non-recurring release management and testing activities which were incurred in advance of PeopleSoft 8 initial shipments of Momentum Products, iii) increases in project staffing and the associated expense run rates on several previously committed projects, and iv) the funding of retroactive project costs on certain of the projects recently undertaken by Momentum. The quarterly rate of development expenditures is expected to decrease in the quarter ending April 30, 2001 for two reasons: 1) The completion of the development effort and associated exercise of the aforementioned license options on the five projects previously noted, and 2) potential additional development projects may be concluded in the next several months.(1)

     General and administrative expenses was $0.3 million during the third quarter of 2001 compared with $0.4 million for the third quarter of 2000. For the year-to-date period, general and administrative expenses were $0.9 million in 2001 compared to $1.1 million in 2000. Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services, and maintains office facilities for Momentum. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined using PeopleSoft's internal projections of the incremental costs that it would incur to provide these services to Momentum. Momentum is required to separately pay for direct costs such as professional services, insurance, taxes, director and officer compensation, listing fees and regulatory fees. It is anticipated that general and administrative expenses will remain at approximately current levels during Fiscal 2001.(1)

     Because of the restrictions on the use of Available Funds under the Development Agreement, Momentum is not expected, for the indefinite future, to spend any funds on sales, marketing, or distribution activities. As such, it will not be able to effectively establish a brand, corporate image or identity in the overall marketplace. Such anonymity may make it more difficult for Momentum to pursue alternate exit strategies, should PeopleSoft not exercise its purchase option in the future.

     Interest income earned on invested funds was $2.4 million during the third quarter of 2001 compared with $3.3 million for the third quarter of 2000. For the year-to-date period, interest income earned on invested funds was $8.6 million in 2001 compared to $9.4 million in 2000. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment and therefore interest income is expected to decrease.(1)

------------------------

(1)  Forward-Looking Statement.

     The results of operations of Momentum currently reflect primarily development expenses related to development of Momentum products and interest income earned on the funds contributed by PeopleSoft. Momentum's net loss was $27.0 million or $5.76 per share for the quarter ended January 31, 2001 as compared with a net loss of $10.7 million or $2.28 per share for the quarter ended January 31, 2000. The Company is expected to record significant net losses in future periods, as product development expenses under its agreements with PeopleSoft are expected to continue to exceed income.(1)


Liquidity and Capital Resources

     Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum in late December 1998 prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three to four years.1 Including such interest income earned from inception through January 31, 2001, Momentum's gross Available Funds (before deducting development and administrative expenses incurred from inception to the same date) totaled $275.2 million. Momentum's funds are expected to be used primarily to fund activities to be conducted under the Development Agreement with PeopleSoft. Momentum expects to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At January 31, 2001, cash and cash equivalents were approximately $114.1 million of which $111.7 million are restricted for use under the Development Agreement and consist primarily of investments in money market funds with maturities of three months or less (See Note 3 -- "Development Agreement").

     In addition to the Available Funds, Momentum generates additional funds through successfully licensing its products to PeopleSoft or other parties. Momentum also has the option to obtain additional financing through either debt or equity financing, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through licensing of products or financings are not considered Available Funds and thus their use by Momentum is not restricted by PeopleSoft. During the quarter ended January 31, 2001, the Company earned $2.6 million in royalties from the licensing of products developed under the Development Agreement, however, the actual payment for such royalties was not due until after the quarter end. Such funds, upon their receipt, shall be without restriction as to their use.

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

     As of January 31, 2001, Momentum had committed over $240 million of the Available Funds to various development projects as follows: i) approximately $50 million for the development of a suite of Analytic Applications and workbenches (EPM products), ii) approximately $124 million for new eBusiness applications,
iii) approximately $51 million for new industry specific applications, and iv) approximately $15 million for two technology development and acquisition projects. From inception to date, Momentum has incurred $169 million of development expenditures (including purchased technology) on the above referenced projects, and has incurred $2.7 million on general and administrative expenses. Based on the projects committed to date and their associated current staffing levels, Momentum presently has an estimated fourth fiscal quarter development expenditure run rate of approximately $25 million. However, such run rate is subject to rapid change due to a variety of factors including changes in project stages, the possible addition of new projects, the completion or termination of one or more existing projects, and increases or decreases in the level of resources assigned to each respective project. Based on current spending projections and presently committed projects, the Available Funds are expected to be in the range of between $25 to $40 million by the end of December 2001.(1)


Risks and Uncertainties

     Momentum's actual results could differ materially from those anticipated in these forward-looking statements due to certain factors. Such risks and uncertainties include, but are not limited to the following:

------------------------

(1)  Forward-Looking Statement.

o Momentum may not successfully select or develop a sufficient number of products to economically justify the aggregate purchase price implied by certain of the exercise price formulas. The development projects referenced herein are characterized by many inherent risks, including but not limited to 1) it may be difficult to staff such projects with qualified development personnel who have sufficient domain expertise, 2) existing PeopleSoft technology may not be suitable as a foundation for the application software functionality, 3) development efforts in general are complex, and such complexities create a risk that the products may not be technologically feasible, and 4) constantly changing and evolving customer demands for products and product functionality may cause products to meet with limited market acceptance. Consequently, such development efforts may not be successful or result in a product that is accepted by the market.

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

o Royalty results for the third quarter are not necessarily indicative of results to be expected going forward. The royalty rate applicable to the licensing activity through the third fiscal quarter was six percent, which is the contractual rate for products licensed to customers prior to PeopleSoft's exercise of its license option on a product. Subsequent to any exercise of a license option, the royalty rate for the subject product will revert to a formula based rate, which may be substantially less than six percent, and which in no case can exceed six percent. During the third quarter, PeopleSoft exercised its option to license five products, thereby effectively reducing the rates on these products from six percent to between approximately one and five percent.

o The recent successful release of products which have generated royalties should not be construed to provide any assurance that additional products will be successfully developed, or that development successes will result in additional royalties, or that PeopleSoft will exercise any license options.

------------------------

(1)  Forward-Looking Statement.

                     ITEM 3 -- QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates to the Company's investment portfolio, which consists of short-term money market instruments. The Company has no investments in equity securities nor does the Company use derivative financial instruments in its investment portfolio. The Company has no cash flow exposure due to rate changes for cash and cash equivalents as all these instruments are at fixed interest rates.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None filing.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended January 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2001

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