Form 10-K405
period 2001-04-30
MOMENTUM BUSINESS APPLICATIONS INC
filed 2001-07-30
CIK 1073292

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

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-25185

                                      LOGO

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

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on July 20, 2001 as reported on the Nasdaq National Market, was approximately $66 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of July 20, 2001, Registrant had 4,694,826 outstanding shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be held September 19, 2001 are incorporated by reference in Part III of this Form 10-K Report.

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

     On December 31, 1998, PeopleSoft transferred 4,693,826 shares, representing all of the outstanding shares, of Momentum Class A Common Stock, to a custodian who distributed the shares to the holders of PeopleSoft common stock in mid January 1999 (the "Distribution"). In connection with the Distribution, PeopleSoft initially contributed $250 million (which together with any interest or investment income earned thereon after the contribution are defined as "Available Funds") to Momentum so that Momentum would have financial resources to pursue the development of these products. In addition, at the time of distribution, PeopleSoft and Momentum entered into a Development and License Agreement (the "Development Agreement"), a Marketing and Distribution Agreement (the "Marketing Agreement"), and a Services Agreement, collectively which relate to various matters including:

     - the selection and development of software application products;

     - the permitted uses of the Available Funds;

     - Momentum's right to use PeopleSoft Technology;

     - other services which may be performed by PeopleSoft; and

     - PeopleSoft's rights with respect to the products to be developed by Momentum.

     Pursuant to the Development Agreement, Momentum may use the Available Funds only to develop those products which PeopleSoft proposes and which Momentum accepts for development. PeopleSoft and Momentum will jointly agree on the work plans and cost estimates for such products. PeopleSoft has granted to Momentum the right to use PeopleSoft Technology to develop such products. Because Momentum has and is expected to continue to have limited staff and facilities, Momentum has engaged PeopleSoft to perform substantially all of the research and development activity related to such products. However, Momentum could engage third parties to perform such efforts, perform them itself or acquire other technologies or companies. To the extent Momentum engages PeopleSoft to perform research and development efforts in areas PeopleSoft currently does not have expertise, it is expected that PeopleSoft will hire individuals possessing the required knowledge. Momentum currently has no plans to develop products other than those pursuant to the Development Agreement. To date, Momentum has directly contracted with two third parties for two separate development projects.

     At the end of Fiscal 2001, Momentum was collaborating with PeopleSoft on a total of twenty three different product development projects. Five of these projects were completed during Fiscal 2001, and PeopleSoft exercised their option to license the products developed pursuant to these projects. The remaining eighteen ongoing projects include a suite of analytic applications which encompass several individual software modules and workbenches, certain industry-specific applications targeted primarily at services industries including professional services, staffing, and engineering, a suite of CRM products, and a number of e-business applications that will be integrated with PeopleSoft's ERP backbone. Momentum expects to approve and commence development efforts on a few additional projects within the first four months of Fiscal 2002.

     In September 2000, PeopleSoft commenced shipments of PeopleSoft 8, a family of pure internet eBusiness software products which included 59 new application products, a significant number of which were developed under various Momentum development projects. As a result, during Fiscal 2001 Momentum realized royalty income on the shipments of over 50 different products representing all three strategic areas of Momentum development investment including analytic applications, e-business applications and industry specific applications. The Company also continued to record investment income derived from the Available Funds. Despite these two sources of income, Momentum has incurred, and expects that it will continue to incur, substantial losses as it expends funds pursuant to the Development Agreement. In addition, Momentum has made no forecasts as to when, if at all, it will be profitable. Momentum Shares are traded on the Nasdaq National Market under the symbol "MMTM". PeopleSoft continues to hold all 1,000 shares of the Momentum Class B Common Stock.

PEOPLESOFT TECHNOLOGY OVERVIEW

     PeopleSoft developed PeopleTools(R), its rapid application development environment and architecture, specifically for developing enterprise resource planning ("ERP") application products. ERP applications are applications that collect, summarize and store transaction data for historical record keeping purposes across many functional areas of a company. Software developers use PeopleTools(R) to, among other things, build and modify data tables, design and customize user interface windows and develop varying security level functionality. Since the introduction of PeopleTools(R) in 1988, PeopleSoft has invested and continues to invest considerable funds and resources in the ongoing enhancement and updating of this development environment. In 2000, PeopleSoft introduced its new Internet Architecture which utilizes an application server to process all application logic and to generate hypertext markup language (HTML) used by a web browser to render the user interface. The Internet Architecture, which incorporates such features as extensible markup language (XML) messaging over hyper text transfer protocol (HTTP), integration with market leading lightweight directory access protocol (LDAP), open application programming interfaces (APIs), is the foundation of both PeopleTools and PeopleSoft 8, a new generation of enterprise application software products. Using this proprietary development environment, PeopleSoft has developed a comprehensive suite of cross-industry on-line transaction processing ("OLTP") applications. OLTP applications are focused on enhancing the efficiency of a company's administrative activities through the automation of transaction processing, and the capture and recording of related data. PeopleSoft's suite of OLTP products includes applications in human resource management, financials, distribution, manufacturing, supply chain optimization, and customer relationship management.

     PeopleSoft has granted Momentum a license to use PeopleTools(R)and certain other technology to develop products under the Development Agreement. Momentum and PeopleSoft have, and may continue to develop, acquire or license additional development technologies to develop the e-business and analytic applications. The Development Agreement allows Momentum to obtain, either through development, acquisition or licensing, the rights to development tools as deemed necessary to complete the products selected. As part of the Analytic Applications development project, Momentum has agreed to fund certain technology access fees which will be paid by PeopleSoft to third parties that have licensed various data warehousing and data extract and transformation technologies to PeopleSoft.

THE MOMENTUM PRODUCTS

     "Momentum Products" are products recommended by PeopleSoft and accepted by Momentum for research and development under the Development Agreement. Momentum is currently developing the following types of Momentum Products.

     e-business Products. Momentum and PeopleSoft are currently committed to several projects in the eBusiness arena including a suite of portals oriented around employees, suppliers or customers, and applications for procurement, electronic storefronts, employee benefits, travel and expense and customer service. These eBusiness applications take full advantage of PeopleSoft's Internet Architecture, and combine traditional back office and front office functions in a collaborative environment with a heavy emphasis on self service transaction management. For example, the eStore development project is focused around, a new application for enabling business to business and business to consumer e-commerce. This application allows organizations to deploy internet sites to sell goods and services, and integrates sales, customer self service, product marketing, order fulfillment and closed loop analytics with PeopleSoft's supply chain management solutions. In addition, Momentum and PeopleSoft are collaborating on a significant e-business project to develop a suite of HR eApplications, and a suite of Supply Chain Management eApplications. All of these e-business applications will be intuitive, user-focused solutions that enable people to conduct a broad range of other business processes and commercial transactions over the Internet or a customer's intranet. These e-business applications will also include a new extended-enterprise class of applications that integrate content from a customer's intranet, third party information and service providers and PeopleSoft's traditional cross-industry ERP applications.

     Analytic Application Products. PeopleSoft's OLTP products have traditionally focused on helping companies improve the efficiency of business processes. In contrast, analytic application products are focused on turning stored data (created primarily by OLTP applications) into business intelligence that can be used by companies to improve operating effectiveness. In early 1999, Momentum began collaboration with PeopleSoft on the Enterprise Performance Management Project which originally contemplated the development of nine analytic application products and a suite of workbench products along with an associated data warehouse capability. Due to the initial positive market reception PeopleSoft experienced with these analytic applications, the EPM project was extended and expanded to incorporate two additional modules and several workbenches. All of these analytic application products are intended to enable rapid analysis and decision making while lowering the risk of inconsistent data within an organization. Three analytic applications that form a part of PeopleSoft's Enterprise Performance Management ("EPM") suite were released this year, in addition to the five EPM applications released last year.

     Industry-Specific Application Products. Momentum has and is developing a series of products to address the software application needs of certain industries. The target markets include consumer products, professional services, higher education, and state and local governments. The Momentum Products are being designed to provide information processing capabilities for business functions critical to each specific industry. Such industry-specific application products typically support the core operating areas of a company. Projects include Resource Management, Staffing, Professional Services Automation, and Revenue Contracts for the Services industries. Other projects include Trade Promotions, Budgeting and Financial Planning for State and Local Governments, During the year, Momentum completed the development of Deductions Management for the Consumer Products Industry, and Grants Administration for the Education and Government sectors.

     Under the License Option, PeopleSoft has the right to obtain a perpetual, exclusive license to market, distribute, sublicense, support and enhance any product developed by Momentum pursuant to the Development Agreement. This right expires 30 days after a product becomes Generally Available. The determination of whether a product is Generally Available will be made by PeopleSoft based upon the test procedures it uses for its own products. If PeopleSoft exercises its rights under the License Option for a product, it will pay Momentum a royalty on sales of that product in accordance with a formula contained in the License Option. PeopleSoft will also then be responsible for all upgrades, bug fixes and customer support related to the product, although the costs of performing sustaining engineering multiplied by the product's applicable royalty rate may be deducted from Momentum's royalties. If PeopleSoft does not exercise its rights under the License Option, Momentum may commercialize the product itself or through arrangements with third parties that are not designated competitors of PeopleSoft. During the year, PeopleSoft exercised its option to license the following six products: Grants Administration, Deductions Management, eBenefits, Mobile Time and Expense, Stock Administration, and Time and Labor.

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

     Proposal and Detailed Design: Upon completion of the Scope and Definition phase, PeopleSoft prepares a detailed written business case proposal for Momentum. The business case includes an overview of the product, the business processes and technologies to be incorporated therein, the development team, budget and project schedule, and an analysis of the market opportunity for the product along with projections of sales and royalty income. PeopleSoft personnel including proposed project leaders present the business case to Momentum in a review session. After subsequent analysis and evaluation, Momentum may elect to proceed with the development project as proposed, or with modifications to the general terms and conditions of the Development Agreement for that specific project. Functional and technical designs are then developed for each planned feature. Design reviews are held with teams comprised of product strategy, release testing, documentation, sample data and training personnel. During the design review process, this group ensures not only that the functional requirements are complete but also that the technical design meets the business needs of the target market.

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

ACTUAL AND POTENTIAL RESEARCH AND DEVELOPMENT EXPENDITURES

     Momentum expects PeopleSoft to continue to develop software applications in each of the three areas described under the caption "Business -- The Momentum Products" above. Momentum is currently collaborating with PeopleSoft on twenty three different product development projects with an aggregate budget of approximately $240.0 million allocated to various development projects as follows: i) approximately $50.0 million for the development of a suite of Analytic Applications and workbenches (EPM products), ii) approximately $124.0 million for new eBusiness applications, iii) approximately $51.0 million for new industry specific applications, and iv) approximately $15.0 million for two technology development and acquisition projects. Consistent with estimates made at the formation of Momentum, current estimates reflect that the Available Funds will be significantly exhausted by February 2002.(1) This estimate is based on PeopleSoft's experience in developing software products of comparable scope, the number of projects that are deemed manageable at any given time, the availability of engineers with the requisite expertise, current expenditure run rates, and anticipated additional project undertakings.

     PeopleSoft has previously developed several industry specific application products but has limited experience in the development of e-business or analytic applications. Development of each industry specific application is expected to require a team of at least ten fully dedicated individuals for approximately 18 to 24 months to reach General Availability. Development of each e-business application is expected to take approximately 12 to 24 months and may require larger teams than required for industry specific applications. Development of analytic applications is expected to take approximately 12 to 24 months utilizing a team of approximately ten individuals. The time frame to begin development efforts will be primarily dependent on identifying and obtaining the proper technical personnel once the projects are selected for development.

     Momentum's total anticipated development efforts in all three business areas are currently estimated to require an aggregate of $40 - $60 million for scope and design, $150 - $175 million for develop and port and $30 - $50 million for test and release. These estimates may change over time as PeopleSoft and Momentum continue to select and develop products. Because of the rapidly changing dynamics of the computer software industry, products currently undertaken by Momentum may be reprioritized as the product areas develop. In addition, factors outside of Momentum's control, such as customer functionality demands, competitor product offerings, and technology availability and compatibility, could alter the timing and amount of estimated expenditures and the number of completed projects. During Fiscal 2001, PeopleSoft and Momentum agreed to discontinue two product development efforts due to some of the factors mentioned above.

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

---------------

(1) Forward-Looking Statement.

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

          Momentum may develop or acquire (through licensing or otherwise) third party software toolsets ("Developed Technology") for the purpose of developing Momentum Products. To the extent Momentum has the right, Momentum will grant PeopleSoft an irrevocable, worldwide, non-exclusive license to use, market, manufacture, reproduce, copy, sublicense, distribute (through PeopleSoft's then current worldwide channel distribution system), create derivative works, enhance and modify the Developed Technology. For a period of ten (10) years from the date the Developed Technology is acquired or first identified as part of the work plan related to the development of a Momentum Product, PeopleSoft will pay a royalty of one percent (1%) of net revenue on products (other than Momentum Products) developed by PeopleSoft using Developed Technology. In order to develop certain products using Developed Technology, PeopleSoft may need to acquire licenses or enter into other arrangements with third parties. For purposes of calculating royalties due to Momentum for the use of Developed Technology in these products, net revenue will be reduced by the amount of license fees or similar payments due to third parties from PeopleSoft with respect to such product. During Fiscal 2001, Momentum acquired a source code license to certain industry specific application software from PeopleSoft, specifically technologies purchased from Advanced Planning Solutions, a software development company recently acquired by Peoplesoft. Momentum and PeopleSoft are currently using this source code to develop a budgeting software application for the Education and Government sectors.

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

          Momentum may use the Available Funds only to develop or acquire Momentum Products and related technologies and for related administrative expenses. It is anticipated that the Available Funds will be substantially exhausted by February 2002.(1) Prior to expenditure, Momentum will be required to invest the Available Funds in high quality marketable securities. Any such investment earnings shall become a part of the Available Funds. Momentum may not encumber, pledge or otherwise take any action with respect to Available Funds that could prevent the full expenditure of such funds under the

---------------

(1) Forward-Looking Statement.

Development Agreement. Under certain circumstances, PeopleSoft will have the right to require Momentum to make an affirmative pledge of the Available Funds to performance under the Development Agreement. Other than PeopleSoft's rights under the Purchase Option, there are no restrictions on Momentum's use of funds it generates or receives, that are not Available Funds, to conduct its business as it determines.

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

          Should Momentum exhaust its Available Funds prior to the completion of any or all of its then active development projects, it is under no obligation, contractual or otherwise, to continue funding such projects. It is presently expected that Momentum will cease all project funding upon the exhaustion of the Available Funds.

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

     If PeopleSoft does not exercise the License Option with respect to a Momentum Product, Momentum will be free to commercialize that Momentum Product itself or with the assistance of a third party. However, such commercialization activities may not be funded out of the Available Funds. Consequently, Momentum must earn some royalty income from its Licensing activities in order to obtain funds to support such commercialization activities through third parties. To the extent that any such Momentum Product contains PeopleSoft Technology, PeopleSoft has granted Momentum a license with respect to PeopleSoft Technology allowing Momentum to enhance, license, use and distribute the product provided that Momentum may not contract with certain entities that PeopleSoft reasonably believes and identifies as competitors of PeopleSoft. This license will survive the termination of the Marketing Agreement.

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

     The purpose of having the Purchase Option Exercise Price be determined by reference to one of four formulas is to both provide alternatives for the most favorable return to the holders of the Momentum Class A Common Stock based on the achievement of certain performance criteria by Momentum, on one hand, and to establish a minimum return of $75 million, on the other hand. The first formula is intended to provide a favorable return to the holders of the Momentum Class A Common Stock in the event that Momentum develops highly successful, royalty-paying products. The second formula would benefit the holders of the Momentum Class A Common Stock in the event that the trading price of PeopleSoft's Common Stock were to rise significantly during the period that the Purchase Option is exercisable, due to the performance of Momentum or otherwise. (Based on the closing price of PeopleSoft's Common Stock on December 28, 1998, the market value of 600,000 shares of PeopleSoft Common Stock was $11,662,500.) The market value of 600,000 shares of PeopleSoft Common Stock based on the closing price on April 30, 2001 was $22,224,000. The third formula was designed to provide a favorable return to the holders of the Momentum Class A Common Stock in the event that PeopleSoft elects to exercise the Purchase Option prior to the time that Momentum successfully commercializes its products. The fourth option represents a minimum return of $75 million to the holders of the Momentum Class A Common Stock. These four alternatives were selected based on PeopleSoft's analysis of the formulas used in comparable transactions by other companies (all of which were in the pharmaceutical industry), as adjusted to take into consideration the different development cycles and other factors specific to the software products that Momentum proposes to develop. The determination as to whether or not to exercise the Purchase Option is entirely within the discretion of PeopleSoft and the results of the foregoing formulas are not determinable unless and until PeopleSoft elects to exercise the Purchase Option.

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

FACILITIES AND PERSONNEL

     Momentum has not and is not expected to hire a significant number of employees or to acquire significant property or assets. On April 30, 2001, Momentum had one employee, Ronald E.F. Codd, its President and Chief Executive Officer. However, in order to develop products under the Development Agreement, Momentum will have to make decisions on how to obtain adequate resources for its development efforts. Momentum currently contracts with PeopleSoft to provide engineering personnel and facilities to perform the development work. Momentum has the right to perform this work directly or seek other third party providers. Momentum has used, and is expected to continue to use a substantial portion of the Available Funds to compensate PeopleSoft for the research and development of Momentum Products. In addition, pursuant to the Services Agreement, PeopleSoft provides Momentum with general administrative support services and office space for its corporate headquarters under a sublease arrangement. If PeopleSoft does not exercise the Purchase Option, Momentum expects that the Services Agreement will not be renewed and that it will need to find alternate suppliers of administrative services and office space.

COMPETITION

     The market for business application software is intensely competitive. Momentum believes it will face substantial competition from the large, established providers of enterprise-wide application software as well as from numerous smaller, more specialized software companies. Other than PeopleSoft, SAP, Oracle, and J.D. Edwards are the major providers of enterprise-wide software. In the CRM market, Siebel Systems is the major provider of enterprise-wide software. Momentum believes that each of these companies has either launched initiatives or has the technical, financial, and marketing capability to launch initiatives to develop products that directly compete with the products Momentum intends to develop. In addition, numerous well-established companies specialize in e-business products, analytic applications or particular industry-specific applications. In the analytic applications space, Momentum faces competition from a host of companies including Hyperion Software, E.Piphany, and others. Almost all of Momentum's competitors have substantially greater financial, technical and marketing resources than those of Momentum. Furthermore, although Momentum believes PeopleSoft does not intend to compete with it, PeopleSoft is free to do so.

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

     Momentum has relied upon, and intends to continue to rely on a combination of copyright, trade secret, and patent laws and employee and third party non-disclosure agreements to protect its intellectual property rights, including the features and design aspects of its products. Such measures may not be sufficient to protect its rights, and Momentum's competitors may independently develop technologies that are substantially equivalent to or superior to Momentum's technology. Momentum may from time to time be involved in litigation regarding the scope and validity of its intellectual property rights. Any such litigation, whether or not successful, could result in substantial costs to Momentum and diversion of efforts by Momentum's management.

                                   MANAGEMENT

     The following table sets forth information about Momentum's executive officer and directors as of April 30, 2001.

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Ronald E. F. Codd.........................  45     President, Chief Executive Officer, Chief
                                                   Financial Officer, Secretary and Director
Carlton H. Baab...........................  43     Director
Robert K. Dahl............................  60     Director
Jeffrey A. Miller.........................  50     Director
Stan A. Swete.............................  41     Director

     Ronald E. F. Codd has served as Momentum's President, Chief Executive Officer, Chief Financial Officer, Secretary and director since December 1998. Prior to becoming an officer and director of Momentum, Mr. Codd served in various capacities with PeopleSoft. Mr. Codd joined PeopleSoft in September 1991 as Vice President of Finance and Chief Financial Officer. He was appointed Secretary of PeopleSoft in March 1992. In November 1993, he was appointed PeopleSoft's Senior Vice President of Finance and Administration and Chief Financial Officer. Prior to joining PeopleSoft, Mr. Codd was Corporate Controller of MIPS Computer Systems, Inc., a microprocessor designer and computer manufacturer, from March 1989 through September 1991. From March 1984 through March 1989, he was Corporate Controller and Chief Accounting Officer for Wyse Technology, Inc., a computer and peripheral manufacturer. Mr. Codd also serves on the Boards of Directors of Adept Technology, Inc., Intraware, Inc., Interwoven, Inc., Virage, Inc., and one private company. He received a B.Sc. in Business Administration from the University of California, Berkeley and an M.M. degree from the J.L. Kellogg Graduate School of Management (Northwestern University).

     Carlton H. Baab became a director of Momentum in February 1999 and is currently a Managing Principal at Astoria Capital Management, a venture capital firm. From January 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a small-business services firm. From January 1999 to January 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS Group, a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS's Chief Operating Officer from August 1995 through May 1996. Prior to joining CKS, Mr. Baab co-founded and served as President and Chief Executive Officer of MobileSoft Corporation, a software application developer for the Apple Newton. Mr. Baab was the Vice President & General Manager of the Contract Division at the Levolor Corporation, a windows treatment company, from August 1989 to August 1993. At Levolor, Mr. Baab was also Vice President of Information Technology and Re-Engineering and a member of the executive turnaround team. Mr. Baab holds a B.S. in Electrical Engineering from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

     Robert K. Dahl became a director of Momentum in February 1999 and is a General Partner at Riviera Ventures, LLC, a private equity investing firm since January 1998. From January 1994 to January 1998, Mr. Dahl served as Vice President, Finance and Chief Financial Officer and a member of the Board of Directors at Ascend Communications, Inc., a network solutions provider. Prior to joining Ascend, Mr. Dahl was a private investor and a principal in Dahl-DeVivo Management Co., a private investment firm. Mr. Dahl also serves on the Boards of Directors of the Bank of Alameda and four private companies. Mr. Dahl received his B.Sc. in Finance and Accounting from the University of California, Berkeley.

     Jeffrey A. Miller became a director of Momentum in June 1999. Mr. Miller has served as President, Chief Executive Officer and member of the Board of Directors of Documentum, Inc., a developer of enterprise document management software, since July 1993. From April 1991 to March 1993, Mr. Miller was a division president at Cadence Design Systems, Inc., a supplier of electronic design automation software. From February 1983 to April 1991, Mr. Miller was Vice President and General Manager and Vice President of

Marketing of Adaptec, Inc., a supplier of computer input/output controllers. From 1976 to 1983, Mr. Miller held various positions at Intel Corporation, a manufacturer of semiconductor components. Mr. Miller also serves on the Board of Directors of two private companies. Mr. Miller received his M.B.A. and B.S. in Electrical Engineering and Computer Science from the University of Santa Clara.

     Stan A. Swete replaced Michael E. Gioja as the director of Momentum representing the Class B Common Stock Holder in June 2000. Mr. Swete became the Senior Vice President of Products and Technology at PeopleSoft in April 2000 and has served in various capacities at PeopleSoft since October 1992. Prior to joining PeopleSoft, Mr. Swete was the Manager of the VAX application product line at ASK Computer Systems. He worked at ASK Computer Systems from June 1982 to May 1992. Mr. Swete received his BS and MS in Industrial Engineering from Stanford University.

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

ITEM 2. PROPERTIES

FACILITIES

     As of April 30, 2001, the Company had no and does not expect to secure any significant facilities in the future. Momentum intends to outsource its entire product development activities and thus, does not require any facilities other than office space for the President.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol MMTM. The following table lists the high and low closing prices for the Momentum Common Stock as reported on since its formation.

                                                              HIGH      LOW
                                                             ------    ------
Fourth quarter of 2001.....................................  $13.50    $11.88
Third quarter of 2001......................................  $12.13    $10.13
Second quarter of 2001.....................................  $11.50    $ 9.63
First quarter of 2001......................................  $12.13    $ 7.09
Fourth quarter of 2000.....................................  $ 8.62    $ 7.12
Third quarter of 2000......................................  $ 9.00    $ 7.19
Second quarter of 2000.....................................  $ 9.69    $ 7.50
First quarter of 2000......................................  $ 8.56    $ 7.00
Period from January 19, 1999 to April 30, 1999.............  $18.00    $ 7.38

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

     As of July 20, 2001, the approximate number of common stockholders of record was 2,031, representing approximately 80,000 shareholder accounts.

     The Company has never paid cash dividends on its capital stock, and has retained all royalty income for use in its business. The Company presently has no specific plans to pay any cash dividends in the foreseeable future. In addition, the payment of cash dividends from the Available Funds requires consent of the Class B shareholder, which is unlikely.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                           PERIOD FROM
                                                                                           NOVEMBER 9,
                                                                                              1998
                                                      YEAR ENDED        YEAR ENDED         (INCEPTION)
                                                    APRIL 30, 2001    APRIL 30, 2000    TO APRIL 30, 1999
                                                    --------------    --------------    -----------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues from Peoplesoft:.........................    $   6,460          $    563           $     --
Costs and expenses primarily from Peoplesoft:
  Cost of revenues................................        1,766                54                 --
  Product development.............................      129,741            54,099              2,569
  General and administrative......................        1,202             1,434                408
                                                      ---------          --------           --------
     Total costs and expenses.....................      132,709            55,587              2,977
                                                      ---------          --------           --------
Operating loss....................................     (126,249)          (55,024)            (2,977)
Other expense.....................................           68                --                 --
Interest income...................................        9,975            12,778              3,908
                                                      ---------          --------           --------
Income (loss) before income taxes.................     (116,342)          (42,246)               931
Provision for (benefit from) income taxes.........           --              (173)               428
                                                      ---------          --------           --------
Net income (loss).................................    $(116,342)         $(42,073)          $    503
                                                      =========          ========           ========
Basic and diluted earnings (loss) per share.......    $  (24.78)         $  (8.96)          $   0.15
                                                      =========          ========           ========
Weighted average shares outstanding used in basic
  and diluted per share computation...............        4,695             4,695              3,312
                                                      =========          ========           ========
BALANCE SHEET DATA:
Working capital...................................    $  69,454          $207,999           $250,475
Total assets......................................    $ 101,815          $229,437           $253,931
Long-term obligations.............................    $      --          $     --           $     --
Stockholders' equity..............................    $  92,245          $208,431           $250,504

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

                             RESULTS OF OPERATIONS

REVENUES

     Revenues, consisting of royalty revenues were approximately $6.5 million for the year ended April 30, 2001, $0.6 million for the year ended April 30, 2000 and none for the period from November 9, 1998 (inception) to April 30, 1999. Royalty revenue is entirely derived from PeopleSoft's end user licensing and shipment of certain software products developed under Momentum's Development Agreement. In September 2000, PeopleSoft commenced shipments of PeopleSoft 8, a family of pure internet eBusiness software products which included 59 new application products, a significant number of which were developed under various Momentum projects. The year over year increase in royalty revenue is attributable to the following factors: (1) the benefit of two full quarters of shipments of many of these new application products, 2) a significant increase in PeopleSoft's overall license revenue and shipment activity compared to the prior year, and 3) an increase in the number of products on which royalties were generated. During Fiscal 2001, royalties were earned on over 50 different products representing all three strategic areas of Momentum development investment including analytic applications, eBusiness applications and industry specific applications. Under the terms of PeopleSoft's Marketing Agreement with Momentum for pre-release products, the applicable royalty rate is 6% of PeopleSoft's net revenues. Following PeopleSoft's exercise of its license option for a product, Momentum earns a royalty for each product licensed by PeopleSoft, or another distributor, based on a sliding royalty rate of between 1% and 6%. These royalty rates are contractually determined by the amount of development costs incurred by Momentum on each individual project. Effective January 1, 2001, PeopleSoft exercised its option to license the following five products:
Deductions Management, eBenefits, Mobile Time and Expense, Stock Administration and Time and Labor. As a result, the royalty rates on these products beginning with the first calendar quarter of 2001 were reduced from six percent to rates that vary from a minimum of slightly over one percent to a maximum of approximately five percent. In addition, following the exercise of a license option, PeopleSoft assumes all sustaining engineering responsibilities for that product, and is entitled to deduct such ongoing development costs from the aggregate license fees for such product when computing royalties due to Momentum. See -- "Business" -- "Marketing and Distribution Agreements".

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

     As a result of its need to incur substantial development expenses prior to receiving significant revenue, Momentum anticipates that it will incur substantial losses which will likely be recurring until Momentum exhausts its Available Funds.

     Cost of revenues, consisting entirely of amortization of capitalized purchased technology and internally developed software, was approximately $1.8 million for the year ended April 30, 2001, $0.1 million for the year ended April 30, 2000 and none for the period from November 9, 1998 (inception) to April 30, 1999.

     Product development expenses were approximately $129.7 million for the year ended April 30, 2001, $54.1 million for the year ended April 30, 2000 and $2.6 million for the period from November 9, 1998 (inception) to April 30, 1999. The significant year over year increase was driven primarily by the relatively greater number of active projects in Momentum's development project portfolio as of the end of Fiscal 2001 compared with the prior years. Development expenses are expected to decline in Fiscal 2002 as development of a number of Momentum Projects is completed. General and administrative expenses were approximately $1.2 million for the year ended April 30, 2001, $1.4 million for the year ended April 30, 2000 and $0.4 million for the period from November 9, 1998 (inception) to April 30, 1999. Annual general and administrative expenses are expected to continue to fall in the range of $1.1 to $1.5 million, both prior to, and following the exhaustion of the Available Funds.

INTEREST INCOME

     Interest income earned on invested funds was approximately $10.0 million for the year ended April 30, 2001, $12.8 million for the year ended April 30, 2000 and $3.9 million for the period from November 9, 1998 (inception) to April 30, 1999. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment and therefore interest income is expected to continue to decrease. In addition, interest rates have declined over the course of calendar 2001, reducing the yield on invested funds.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

     Based on the Company's overall losses resulting from its development activities, there was no tax provision for the year ended April 30, 2001. The Company recorded a tax benefit relating to refundable federal income taxes of approximately $0.2 million for the year ended April 30, 2000, which represented an effective tax rate of (0.4%). A tax provision of approximately $0.4 million was recorded by the Company for the period from November 9, 1998 (inception) to April 30, 1999 representing an effective tax rate of 45.9%. Such provision was a result of the Company having taxable profits from interest income in its initial period from inception to April 30, 1999 prior to the commencement of its development activities. It is expected that the Company will continue to incur overall losses as a result of its development activities requiring virtually no annual tax provision. The Company increased its valuation allowance by approximately $39.6 million in 2001 for the deferred tax asset relating to the net operating loss due to uncertainty regarding its realizability.

EARNINGS (LOSS) PER SHARE

     The Company's earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings (Loss) Per Share". This method requires calculation of both a basic earnings (loss) per share and a diluted earnings (loss) per share. The basic earnings (loss) per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings (loss) per share includes such dilutive effects. Momentum has no such dilutive common stock equivalents and thus diluted earnings (loss) per share equals basic earnings (loss) per share. Earnings (loss) per share was ($24.78) for the year ended April 30, 2001, ($8.96) for the year ended April 30, 2000 and $0.15 for the period from November 9, 1998 (inception) to April 30, 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

     Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum in late December 1998 prior to the Distribution. PeopleSoft's capital contribution plus any interest and investment income earned thereon are considered "Available Funds". Including such interest and investment income earned from inception through April 30, 2001, gross Available Funds before deducting product development and administrative expenditures totaled $276.7 million. Under the Development Agreement with PeopleSoft, Momentum is required to use the Available Funds primarily to fund the development of Momentum Products. Momentum engages PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum has not and is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. The Available Funds, to the extent not immediately required for development activities, are invested primarily in taxable money market funds, corporate notes, commercial paper and government agency notes and bonds. At April 30, 2001, Momentum had total cash assets of approximately $87.4 million of which $82.2 million is required to be used under the Development Agreement (see Note 6 -- Arrangements with PeopleSoft).

     Momentum's development activities are focused on e-business products, analytic application products, and industry-specific applications. Based on PeopleSoft's experience in developing software products of comparable scope, the number of projects that are believed to be manageable at any given time, the availability of engineers with the requisite expertise, current expenditure run rates, and anticipated additional project undertakings, the Available Funds (as defined in the Development Agreement) are expected to be substantially exhausted by February 2002.(1) Upon exhausting the Available Funds, Momentum is under no obligation, contractual or otherwise, to continue to provide funding for any remaining active development projects. It is presently the intention of Momentum to cease funding any and all development projects upon exhausting its Available Funds.

     In addition to the Available Funds, Momentum generates additional funds through successfully licensing its products to PeopleSoft or other parties. As of April 30, 2001, Momentum had accumulated approximately $5.2 million of unrestricted funds from royalty income, and had an additional $2.0 million of receivables from PeopleSoft which upon collection will be unrestricted. For the foreseeable future, Momentum expects to earn sufficient royalty income to at least cover ongoing general and administrative expenses in the periods following the exhaustion of the Available Funds.

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

     As of April 30, 2001, Momentum had committed over $240.0 million of the Available Funds to various development projects as follows: i) approximately $50.0 million for the development of a suite of Analytic Applications and workbenches (EPM products), ii) approximately $124.0 million for new eBusiness applications, iii) approximately $51.0 million for new industry specific applications, and iv) approximately $15.0 million for two technology development and acquisition projects.

     From inception to date, Momentum has incurred approximately $200.7 million of development expenditures (including purchased technology) on the above referenced projects, and has incurred approximately $3.0 million on general and administrative expenses. Based on the projects committed to date and their associated current staffing levels, Momentum presently has an estimated quarterly development expenditure

---------------

(1) Forward-Looking Statement.

run rate of approximately $26 million. However, such run rate is subject to rapid change due to a variety of factors including changes in project stages, the possible addition of new projects, the completion or termination of one or more existing projects, and increases or decreases in the level of resources assigned to each respective project.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivatives Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended FAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities -- an amendment to FASB Statement No. 133," which amended FAS 133 with respect to four specific issues. The Company's adoption of this statement as of May 1, 2001, is not expected to have a material effect on its financial position, results of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 by the Company in the fiscal year ended April 30, 2001 did not have a material effect on its reported financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 by the Company in the fiscal year ended April 30, 2001 did not have a material effect on its financial position, results of operations, or cash flows.

SUBSEQUENT EVENT

     On July 23, 2001, Momentum and PeopleSoft entered into the Business Agreement Amendment, which amends the terms of the Development Agreement and the Marketing Agreement. The primary purpose of the Business Agreement Amendment is to restructure the royalty payments PeopleSoft must make to the Company to license Momentum Products. The Business Agreement Amendment would primarily decrease Pre-Release Royalty for any Momentum Product to one percent (1%) of Net License Fees from six percent (6%) of Net Revenues.

     In conjunction with the Business Agreement Amendment, the Company proposes to amend its Restated Certificate of Incorporation to change the exercise price of PeopleSoft's Purchase Option. The effectiveness of the Business Agreement Amendment is contingent upon the Company obtaining stockholder approval of the amendment to the Restated Certificate of Incorporation. The amendment to the Company's Restated Certificate of Incorporation will be voted on by holders of shares of Momentum at its 2001 Annual Meeting of Stockholders to be held on September 19, 2001. If stockholder approval is not obtained on or prior to September 30, 2001, then the Business Agreement Amendment will not be effective and the Development Agreement and the Marketing Agreement will continue as in effect prior to the execution of the Business Agreement Amendment.

     PeopleSoft currently has a right to purchase all but not less than all, of the issued and outstanding shares of Class A Common Stock of Momentum. The aggregate exercise price of the Purchase Option is the highest value determined by reference to four formulas, as follows: 1) a multiple of certain royalties earned by Momentum, 2) the fair market value of 600,000 shares of PeopleSoft stock, 3) $300 million less the amounts paid or incurred to develop Momentum Products or pursuant to the Services Agreement between Momentum and PeopleSoft, or 4) $75 million.

     The proposed amendment to the Restated Certificate of Incorporation relates specifically to the first and fourth formulas to be utilized in the determination of PeopleSoft's Purchase Option Price. The first formula has been modified to clarify the royalty base on which the multiple is calculated. The formula is essentially fifteen times the sum of all pre-release royalties or product payments paid by PeopleSoft to Momentum during the four quarters prior to an exercise of the Purchase Option. The fourth formula has been changed from a flat amount of $75 million to: i) $90 million provided the option is exercised no later than February 15, 2002, ii) $92.5 million if exercised on or between February 16, 2002 and May 15, 2002, or iii) $95 million if exercised on or after May 16, 2002. The timing of the expiration of the Purchase Option remains unchanged.

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

MOMENTUM IS A NEW COMPANY AND EXPECTS TO INCUR SUBSTANTIAL LOSSES

     Momentum commenced operations on January 4, 1999. It faces substantially all of the risks associated with establishing a new business enterprise in the software industry. Momentum will incur substantial losses as it develops its products until it has exhausted the Available Funds under the Development Agreement. Momentum will be able to recover such losses only if its development efforts are successful, and then only if it can successfully commercialize such products most likely through third parties. The Available Funds are expected to be substantially exhausted by February 2002.((1))

MOMENTUM MAY NOT SUCCESSFULLY SELECT OR DEVELOP CERTAIN PRODUCTS

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

---------------

(1) Forward-Looking Statement.

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

MOMENTUM'S ANALYTIC APPLICATIONS ARE DEPENDENT ON THIRD PARTY TECHNOLOGY UNDER DEVELOPMENT

     The family of Analytic Applications which Momentum is developing with PeopleSoft is based on a combination of PeopleSoft Technology and essential relational on-line analytical processing ("ROLAP") technology that was originally licensed by a third party ("ROLAP Supplier") to PeopleSoft (for use by Momentum and PeopleSoft). Certain key elements of the technology that was to be provided by the ROLAP Supplier are still under development, and scheduled to be delivered at a later but as of now, undetermined date. In August, 1999, the ROLAP Supplier was acquired by another unrelated third party ("First Acquiror"). In early 2000, the First Acquiror was purchased by another third party software company ("Successor Acquiror"). Although the Successor Acquiror has re-committed to the delivery of the ROLAP technology, the two sequential acquisitions have and will likely continue to cause some disruption in the workforce of the original ROLAP Supplier. This disruption has already created delays in the technology development schedule, and any further disruption could create additional delays in the technology development schedule, or even result in the ultimate failure of Successor Acquiror delivering such technology enhancements. Further delays or the failure to deliver such technology may result in potential or even significant delays in the delivery of the Analytic Applications by Momentum, or subject the project to considerable additional costs. To date, Momentum has earned virtually 40% of all of its royalty income from the Analytic Applications, and consequently, unless and until these technology issues are resolved, the continued receipt of this income is at risk.

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

RELIANCE ON PEOPLESOFT FOR RESEARCH AND DEVELOPMENT

     Momentum's research and development is substantially performed by outside contractors, primarily PeopleSoft. Though PeopleSoft is not obligated to provide research and development services to Momentum,

Momentum expects it will do so for so long as the Purchase Option is in effect. However, Momentum believes that if the Purchase Option expires without being exercised that it is unlikely that PeopleSoft will continue to provide research and development services. In addition, even if PeopleSoft commits under a letter amendment to provide development resources for a particular project, they may terminate their involvement in such project at any time, for any reason or no reason, and without penalty.

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

MOMENTUM FACES INTENSE COMPETITION

     The market for business application software is intensely competitive. Momentum believes it will face substantial competition from the large, established providers of enterprise-wide application software as well as from numerous smaller, more specialized software companies. Other than PeopleSoft, SAP AG ("SAP"), Oracle Corporation ("Oracle"), Siebel Systems and J.D. Edwards & Company ("J.D. Edwards") are the major providers of enterprise-wide software. Momentum believes that each of these companies has either launched initiatives or has the technical, financial, and marketing capability to launch initiatives to develop products that directly compete with the products Momentum intends to develop. In addition, numerous well-established companies specialize in e-business products, analytic applications or particular industry-specific applications. Almost all of Momentum's competitors have substantially greater financial, technical and marketing resources than those of Momentum. Furthermore, although Momentum believes PeopleSoft does not intend to compete with it, PeopleSoft is free to do so.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

     As of April 30, 2001, we had cash equivalents and investments of approximately $87.4 million consisting of cash and highly liquid short term and long term investments. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements of Momentum Business Applications, Inc. are filed as part of this report on Form 10-K:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-1
Financial Statements:
  Balance Sheets as of April 30, 2001 and 2000..............  F-2
  Statements of Operations for the years ended April 30,
     2001 and 2000, and for the period from November 9, 1998
     (inception) to April 30, 1999..........................  F-3
  Statements of Stockholders' Equity for the years ended
     April 30, 2001 and 2000, and for the period from
     November 9, 1998 (inception) to April 30, 1999.........  F-4
  Statements of Cash Flows for the years ended April 30,
     2001 and 2000, and for the period from November 9, 1998
     (inception) to April 30, 1999..........................  F-5
Notes to Financial Statements...............................  F-6

     2. Financial Statements Schedules. None. Schedules omitted were not required.

     3. Exhibits.

     23.1     Consent of Ernst and Young LLP, Independent Auditors.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended April 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MOMENTUM BUSINESS APPLICATIONS, INC.

                                        By:      /s/ RONALD E. F. CODD
                                           -------------------------------------
                                                     Ronald E. F. Codd
                                                     President and CEO

Dated: July 27, 2001

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                /s/ RONALD E. F. CODD                     President, Chief Executive      July 27, 2001
-----------------------------------------------------               Officer
                  Ronald E. F. Codd                         and Director (Principal
                                                           Executive, Financial and
                                                              Accounting Officer)

                 /s/ CARLTON H. BAAB                               Director               July 27, 2001
-----------------------------------------------------
                   Carlton H. Baab

                 /s/ ROBERT K. DAHL                                Director               July 27, 2001
-----------------------------------------------------
                   Robert K. Dahl

                  /s/ STAN A. SWETE                                Director               July 27, 2001
-----------------------------------------------------
                    Stan A. Swete

                /s/ JEFFREY A. MILLER                              Director               July 27, 2001
-----------------------------------------------------
                  Jeffrey A. Miller

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Momentum Business Applications, Inc.

     We have audited the accompanying balance sheets of Momentum Business Applications, Inc. as of April 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2001 and 2000, and for the period from November 9, 1998 (inception) to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Business Applications, Inc. at April 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended April 30, 2001 and 2000, and for the period from November 9, 1998 (inception) to April 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Walnut Creek, California
May 19, 2001

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                    APRIL 30
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $  63,283    $228,218
  Short term investments....................................     13,768          --
  Accounts receivable from PeopleSoft.......................      1,973         563
  Income taxes receivable...................................         --         224
                                                              ---------    --------
          Total current assets..............................     79,024     229,005
Long term investments.......................................     10,313          --
Capitalized software, net...................................     12,478         432
                                                              ---------    --------
          Total assets......................................  $ 101,815    $229,437
                                                              =========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Payable to PeopleSoft.....................................  $   8,946    $ 20,677
  Accounts payable..........................................        283          36
  Accrued liabilities.......................................        333         264
  Accrued compensation and related expenses.................          8          29
                                                              ---------    --------
          Total current liabilities.........................      9,570      21,006
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000 shares
     authorized, 4,693,826 issued and outstanding...........          5           5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding.....................         --          --
  Additional paid-in capital................................    249,996     249,996
  Accumulated other comprehensive income....................        156          --
  Accumulated deficit.......................................   (157,912)    (41,570)
                                                              ---------    --------
          Total stockholders' equity........................     92,245     208,431
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $ 101,815    $229,437
                                                              =========    ========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           PERIOD FROM
                                                                                        NOVEMBER 9, 1998
                                                      YEAR ENDED        YEAR ENDED         (INCEPTION)
                                                    APRIL 30, 2001    APRIL 30, 2000    TO APRIL 30, 1999
                                                    --------------    --------------    -----------------
Revenues from PeopleSoft..........................    $   6,460          $    563            $    --
Costs and expenses primarily from PeopleSoft:
  Cost of revenues................................        1,766                54                 --
  Product development.............................      129,741            54,099              2,569
  General and administrative......................        1,202             1,434                408
                                                      ---------          --------            -------
          Total costs and expenses................      132,709            55,587              2,977
                                                      ---------          --------            -------
Operating loss....................................     (126,249)          (55,024)            (2,977)
Other expense.....................................           68                --                 --
Interest income...................................        9,975            12,778              3,908
                                                      ---------          --------            -------
Income (loss) before income taxes.................     (116,342)          (42,246)               931
Provision for (benefit from) income taxes.........           --              (173)               428
                                                      ---------          --------            -------
Net income (loss).................................    $(116,342)         $(42,073)           $   503
                                                      =========          ========            =======
Basic and diluted earnings (loss) per share.......    $  (24.78)         $  (8.96)           $  0.15
                                                      =========          ========            =======
Weighted average shares outstanding used in basic
  and diluted per share computation...............        4,695             4,695              3,312
                                                      =========          ========            =======

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                ACCUMULATED
                                     COMMON STOCK     ADDITIONAL   RETAINED        OTHER           TOTAL
                                    ---------------    PAID-IN     EARNINGS    COMPREHENSIVE   SHAREHOLDERS'
                                    SHARES   AMOUNT    CAPITAL     (DEFICIT)      INCOME          EQUITY
                                    ------   ------   ----------   ---------   -------------   -------------
Issuance of Common Stock (par
  value $.001 per share) upon
  dividend distribution by
  PeopleSoft to holders of
  PeopleSoft, Inc. stock and
  capital contribution by
  PeopleSoft......................  4,695     $  5     $249,996    $      --       $ --          $ 250,001
Conversion of Common Stock into
  1,000 shares of Class B Common
  Stock upon dividend distribution
  by PeopleSoft...................     --       --           --           --         --                 --
  Net income and comprehensive
     income.......................     --       --           --          503         --                503
                                    -----     ----     --------    ---------       ----          ---------
Balances at April 30, 1999........  4,695        5      249,996          503         --            250,504
                                    -----     ----     --------    ---------       ----          ---------
  Net loss and comprehensive
     loss.........................     --       --           --      (42,073)        --            (42,073)
                                    -----     ----     --------    ---------       ----          ---------
Balances at April 30, 2000........  4,695        5      249,996      (41,570)        --            208,431
                                    -----     ----     --------    ---------       ----          ---------
  Net loss........................     --       --           --     (116,342)        --           (116,342)
  Unrealized gain on
     investments..................     --       --           --           --        156                156
                                                                                                 ---------
  Comprehensive loss..............                                                                (116,186)
                                    -----     ----     --------    ---------       ----          ---------
Balances at April 30, 2001........  4,695     $  5     $249,996    $(157,912)      $156          $  92,245
                                    =====     ====     ========    =========       ====          =========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            PERIOD FROM
                                                                                         NOVEMBER 9, 1998
                                                       YEAR ENDED        YEAR ENDED         (INCEPTION)
                                                     APRIL 30, 2001    APRIL 30, 2000    TO APRIL 30, 1999
                                                     --------------    --------------    -----------------
OPERATING ACTIVITIES:
Net income (loss)..................................    $(116,342)         $(42,073)          $    503
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
  Amortization of capitalized software.............        1,766                54                 --
  Provision for deferred income taxes..............           --                64                (64)
  Changes in operating assets and liabilities:
     Accounts receivable from Peoplesoft...........       (1,410)             (563)                --
     Income taxes receivable.......................          224              (224)                --
     Payable to PeopleSoft.........................      (11,731)           17,865              2,812
     Accounts payable..............................          247                18                 18
     Accrued liabilities...........................           69               193                 71
     Accrued compensation and related expenses.....          (21)               (5)                34
     Income taxes payable..........................           --              (492)               492
                                                       ---------          --------           --------
          Net cash provided (used) by operating
            activities.............................     (127,198)          (25,163)             3,866
INVESTING ACTIVITIES:
Purchase of available-for-sale investments.........      (23,925)               --                 --
Purchase of developed technology...................       (9,741)               --                 --
Capitalized software development costs.............       (4,071)             (486)                --
                                                       ---------          --------           --------
          Net cash used by investing activities....      (37,737)             (486)                --
FINANCING ACTIVITIES:
Capital contribution by PeopleSoft.................           --                --            250,000
Issuance of common stock...........................           --                --                  1
                                                       ---------          --------           --------
          Net cash provided by financing
            activities.............................           --                --            250,001
                                                       ---------          --------           --------
Net increase (decrease) in cash and cash
  equivalents......................................     (164,935)          (25,649)           253,867
Cash and cash equivalents at beginning of period...      228,218           253,867                 --
                                                       ---------          --------           --------
Cash and cash equivalents at end of period.........    $  63,283          $228,218           $253,867
                                                       =========          ========           ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for (received from) income taxes, net of
  refunds..........................................    $    (212)         $    296           $     --
                                                       =========          ========           ========
Non-cash investing and financing activities:
  Unrealized gain on investments...................    $     156          $     --           $     --
                                                       =========          ========           ========

                            See accompanying notes.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001

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

     Momentum incurred research and development expenses of approximately $129.7 million for the year ended April 30, 2001, $54.1 million for the year ended April 30, 2000 and $2.6 million for the period from November 9, 1998 (inception) to April 30, 1999. Momentum's development activities are focused on e-business products, analytic application products, and industry-specific applications. Based on PeopleSoft's experience in developing software products of comparable scope, the number of projects that are believed to be manageable at any given time, the availability of engineers with the requisite expertise, current expenditure run rates, and anticipated additional project undertakings, the Available Funds (as defined in the Development Agreement) are expected to be substantially exhausted by February 2002. Upon exhausting the Available Funds, Momentum is under no obligation, contractual or otherwise, to continue to provide funding for any remaining active development projects. It is presently the intention of Momentum to cease funding any and all development projects upon exhausting its Available Funds.

  Accounting for Revenues and Expenses

     Through April 30, 2001, Momentum's revenues have consisted of royalty revenue derived from PeopleSoft's sales and licensing of certain software products developed under the Development and License Agreement between Momentum and PeopleSoft to third parties. Royalty and other product revenue is recorded as earned when it is reported by PeopleSoft to Momentum on a quarterly basis. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See Note 6 for a description of the agreements between Momentum and PeopleSoft).

  Investment Risk

     Momentum invests excess cash in money market funds and financial instruments with domestic financial institutions with strong credit ratings. These funds and investments typically bear minimal risk and Momentum has not experienced any losses on its investments due to institutional failure or bankruptcy.

  Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and cash equivalents

     Momentum considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 2001, cash and cash equivalents (approximately $63.3 million) consisted primarily of taxable investments in money market funds at three financial institutions. The Company's aggregate cash, cash equivalents and invested cash balance as of April 30, 2001 was approximately $87.4 million of which $82.2 million is required to be used under the Development Agreement (see Note 6).

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

  Accounts Receivable

     Accounts receivable are comprised of billed receivables arising from recognized license revenue, entirely from PeopleSoft. The Company does not maintain an allowance for uncollectible accounts receivable since it does not expect to experience losses that could have a material impact on the Company's future results of operations and does not require collateral. Upon collection of the receivables, these funds will not be restricted.

  Investments

     Momentum's short term investments consist principally of corporate notes and medium term notes, government notes, commercial paper and asset backed securities with maturities greater than 90 days but less than one year and are stated at amounts that approximate fair value.

     Long term investments consist principally of mortgage backed securities, corporate notes and medium term notes with maturities greater than one year and are stated at amounts that approximate fair value.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     The Company has classified its short term investments as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported as other comprehensive income (loss) and included within accumulated other comprehensive income (loss) in the statement of stockholders' equity. Fair values of investments are based on quoted market prices, where available. Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using specific identification method for determining cost of investment sold. Dividend and interest income is recognized when earned.

     The following summarizes the fair value of the Company's short term investments at April 30, 2001 (in thousands):

                                                          GROSS         GROSS
                                           AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                             COST         GAINS         LOSSES       VALUE
                                           ---------    ----------    ----------    -------
Corporate medium term notes..............   $ 4,073        $24           $--        $ 4,097
Corporate notes..........................     3,242          6            --          3,248
Government notes and bonds...............     3,027         --            (2)         3,025
Commercial paper.........................     1,855          4            --          1,859
Asset backed securities..................     1,525         14            --          1,539
                                            -------        ---           ---        -------
Balances at April 30, 2001...............   $13,722        $48           $(2)       $13,768
                                            =======        ===           ===        =======

     The following summarizes the fair value of the Company's long term investments at April 30, 2001 (in thousands):

                                                          GROSS         GROSS
                                           AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                             COST         GAINS         LOSSES       VALUE
                                           ---------    ----------    ----------    -------
Mortgage backed securities...............   $ 4,655        $43            $--       $ 4,698
Corporate medium term notes..............     3,505         33            --          3,538
Corporate notes..........................     2,055         22            --          2,077
                                            -------        ---            --        -------
Balances at April 30, 2001...............   $10,215        $98            $--       $10,313
                                            =======        ===            ==        =======

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

  Capitalized Software

     Momentum accounts for its purchases of software from third parties and internal software development costs of computer software to be sold, leased or otherwise marketed under Statement of Financial Accounting Standard No. 86 ("SFAS 86"). SFAS 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased. It identifies the costs incurred in the process of creating a software product that are research and development costs and those that are production costs to be capitalized, and it specifies amortization, disclosure, and other requirements. The Company capitalizes software costs if the related software product under development has reached technological feasibility or if there are alternative future uses for the software product provided that capitalized amounts will be realized over a period not exceeding five years. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years. All product development expenditures are charged to product development expense in the period incurred.

     In June 2000, Momentum purchased developed technology (the "Assets") from PeopleSoft. The purchased Assets are utilized by the Company in advancing the development of Momentum Products. The total purchase price is comprised of an initial payment of approximately $8.6 million plus earn-out payments of approximately $1.1 million. The cost of this purchased technology is being amortized to cost of revenue over its estimated useful life of three years.

     For the years ended April 30, 2001 and 2000, the company charged approximately $1.8 and $0.1 million, respectively, to amortization expense. Capitalized software costs and accumulated amortization at April 30 were as follows (in thousands):

                                                              2001      2000
                                                             -------    ----
Capitalized software
  Purchased technology from PeopleSoft.....................  $ 9,741    $ --
  Internal development costs...............................    4,557     486
                                                             -------    ----
                                                              14,298     486
Accumulated amortization...................................   (1,820)    (54)
                                                             -------    ----
                                                             $12,478    $432
                                                             =======    ====

  Effects of New Accounting Standard

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivatives Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended FAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Derivative Instruments and

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

Certain Hedging Activities -- an amendment to FASB Statement No. 133," which amended FAS 133 with respect to four specific issues. The Company's adoption of this statement as of May 1, 2001, is not expected to have a material effect on its financial position, results of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 by the Company in the fiscal year ended April 30, 2001 did not have a material effect on its reported financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 by the Company in the fiscal year ended April 30, 2001 did not have a material effect on its financial position, results of operations, or cash flows.

 2. EARNINGS (LOSS) PER SHARE

     The Company's earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The basic earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, and excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted earnings (loss) per share includes such dilutive effects. Although Momentum has outstanding stock options for fiscal years 2001 and 2000, they are not currently dilutive common stock equivalents due to the Company's net loss for these years, and thus diluted earnings (loss) per share equals basic earnings (loss) per share.

     If the Company had reported net income, the calculation of diluted earnings per share would have included an additional 208,333 and 175,000 common equivalent shares related to outstanding stock options for the years ended April 30, 2001 and 2000, respectively.

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

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

  1999 Stock Incentive Plan

     Momentum has a stock incentive plan administered by the Compensation Committee of the Board of Directors under which 225,000 shares of Momentum Class A Common Stock have been reserved for issuance to employees, consultants and directors. During the year ended April 30, 2001, options to purchase 33,333 shares were granted to Momentum's president and chief executive officer at an exercise price of $12.00 per share. All outstanding options have an exercise price equal to no less than 100% of the fair market value of Momentum's Class A Common Stock on the date of the grant and in no event may the exercise price be less than $12.00 per share. The Compensation Committee determines the number of options included in an award as well as the vesting and other conditions. All or any part of the options are exercisable at any time after the date of grant, subject to a right of repurchase at the original purchase price, which lapses at a monthly rate of 2.78% of the shares subject to the option beginning with the first month of the Director's first term, or the first month of employment of any employee. The options expire seven years after the date of grant. No stock options were exercised as of April 30, 2001.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123 for stock options granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitation on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. No stock options were granted during the period from November 9, 1998 to April 30, 1999. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

                                    OPTIONS

                                                               APRIL 30,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Expected life (in years)....................................  5.50    5.50
Expected volatility.........................................  0.65    0.65
Risk-free interest rate.....................................  5.88%   5.93%

     The Company's pro forma information follows (in thousands except for income per share information);

                                                              APRIL 30,
                                                        ---------------------
                                                          2001         2000
                                                        ---------    --------
Net loss
  As reported.........................................  $(116,342)   $(42,073)
  Pro forma...........................................  $(116,711)   $(42,372)
Basic and diluted loss per share
  As reported.........................................  $  (24.78)   $  (8.96)
  Pro forma...........................................  $  (24.86)   $  (9.02)

     The weighted average fair value of options granted during fiscal years 2001 and 2000 was $5.93 and $5.19 per share, respectively.

  Option Activity

     Option activity under the 1999 Stock Incentive Plan is as follows:

                                                     WEIGHTED AVERAGE
                                                      EXERCISE PRICE     SHARES
                                                     ----------------    -------
Balance at April 30, 1999..........................       $   --              --
  Granted..........................................        12.00         175,000
  Exercised........................................           --              --
  Cancelled........................................           --              --
                                                          ------         -------
Balance at April 30, 2000..........................       $12.00         175,000
  Granted..........................................        12.00          33,333
  Exercised........................................           --              --
  Cancelled........................................           --              --
                                                          ------         -------
Balance at April 30, 2001..........................       $12.00         208,333
                                                          ======         =======

     At April 30, 2001, options to purchase 208,333 shares were exercisable and options for 16,667 shares were available for grant under the 1999 Stock Incentive Plan. The Company has reserved 208,333 shares of its Class A Common Stock for issuance upon exercise of the options. The following table summarizes the significant ranges of outstanding and vested options as of April 30, 2001:

                          OUTSTANDING OPTIONS                    OPTIONS VESTED
              -------------------------------------------   ------------------------
                        WEIGHTED AVERAGE      WEIGHTED                   WEIGHTED
                         REMAINING LIFE       AVERAGE                    AVERAGE
PRICE RANGE   SHARES       (IN YEARS)      EXERCISE PRICE   SHARES    EXERCISE PRICE
-----------   -------   ----------------   --------------   -------   --------------
  $12.00      208,333         5.6              $12.00       157,176       $12.00

4. RETIREMENT PLAN

     Momentum has a Simplified Employee Pension Plan ("SEP") for its employees wherein all full-time employees of the Company are eligible to participate in the plan. An Individual Retirement Account ("IRA") must be used in conjunction with the SEP. Under the terms of the SEP, the Company will contribute to each

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

participating employee's IRA account an amount which is the lesser of the maximum allowable statutory contribution or 15% of their annual salary. Company contributions to the SEP shall be made in semi-annual installments on June 30 and December 31, directly into the participating employee's IRA account. The Company's contribution shall be allocated to each participating employee in accordance with the Proportionate Compensation Formula as set forth by the terms of the SEP. Momentum has contributed $24,000 to the SEP as of April 30, 2001.

 5. INCOME TAXES

     The (benefit from) provision income taxes for the years ended April 30, 2001 and 2000, and for the period from November 9, 1998 (inception) to April 30, 1999, consisted of the following components (in thousands):

                                                      2001    2000     1999
                                                      ----    -----    ----
Current:
  Federal...........................................  $ --    $(238)   $390
  State.............................................    --        1     102
                                                      ----    -----    ----
                                                        --     (237)    492
                                                      ----    -----    ----
Deferred:
  Federal...........................................    --       64     (64)
  State.............................................    --       --      --
                                                      ----    -----    ----
                                                        --       64     (64)
                                                      ----    -----    ----
          Total (benefit from) provision for income
            tax.....................................  $ --    $(173)   $428
                                                      ====    =====    ====

     The (benefit from) provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's income (loss) before income taxes as follows for the years ended April 30, 2001 and 2000, and the period from November 9, 1998 (inception) to April 30, 1999 (in thousands):

                                                   2001        2000      1999
                                                 --------    --------    ----
Income tax (benefit) provision at federal
  statutory rate...............................  $(39,552)   $(14,364)   $317
State income tax, net of federal tax effect....         1           1      67
Change in valuation allowance..................    39,563      14,190      44
Other..........................................       (12)         --      --
                                                 --------    --------    ----
(Benefit from) provision for income taxes......  $     --    $   (173)   $428
                                                 ========    ========    ====

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consisted of the following at April 30, 2001 and 2000:

                                                           2001        2000
                                                         --------    --------
Deferred tax assets:
  Net operating loss...................................  $ 54,947    $ 14,322
  Capitalized start-up expenditures....................        43          58
  Alternative minimum tax credit.......................        11          --
  Charitable contributions.............................         2          --
                                                         --------    --------
          Total deferred tax assets....................    55,003      14,380
Valuation allowance....................................   (53,797)    (14,233)
                                                         --------    --------
Net deferred tax asset.................................  $  1,206    $    147
Deferred tax liabilities:
  Capitalized software development costs...............    (1,206)       (147)
                                                         --------    --------
          Total deferred tax liabilities...............    (1,206)       (147)
                                                         --------    --------
          Total net deferred taxes.....................  $     --    $     --
                                                         ========    ========

     As of April 30, 2001, the Company has federal net operating loss carryforwards of approximately $158.5 million. The losses expire between 2020 and 2021 and may be subject to limitations on their utilization. The Company has state net operating loss carryforwards of approximately $106.7 million. The losses expire between 2005 and 2011 and may also be subject to limitations on their utilization. The Company has federal alternative minimum tax credits which do not expire. As realization of deferred tax assets associated with the net operating losses and credit carryforwards is dependent upon generating sufficient taxable income in the future before such net operating losses and credits expire, for the tax years ended April 30, 2001 and 2000, a valuation allowance was established for the amount that deferred tax assets exceed deferred tax liabilities.

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

     Momentum and PeopleSoft have entered into a Development Agreement pursuant to which PeopleSoft will conduct product development and related activities on behalf of Momentum under work plans and cost estimates which have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. It is expected that the products to be developed under the Development Agreement will include electronic business applications ("e-commerce"), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft's proprietary technology solely for internal use in conjunction with the Development Agreement. Development activities performed by PeopleSoft on behalf of Momentum amounted to approxi-

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

mately $129.7 million, $54.1 million and $3.6 million for the years ended April 30, 2001 and 2000, and the period from November 9, 1998 (inception) to April 30, 1999, respectively.

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

     Under the terms of the Services agreement, Momentum will pay PeopleSoft $100,000 per quarter to perform accounting, finance, human resources, information systems and legal services on its behalf. PeopleSoft began performing these services in November 1998 and has charged Momentum $0.4 million, $0.4 million and $0.2 million for the years ended April 30, 2001 and 2000, and the period from November 9, 1998 (inception) to April 30, 1999, respectively, for such services.

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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

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

 7. SELECTED QUARTERLY DATA (UNAUDITED)

     A summary of the Company's selected quarterly financial data for the years ended April 30, 2001 and 2000 are as follows (in thousands, except per share amounts):

                  SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION

                                                                   QUARTER ENDED
                                                 --------------------------------------------------
                                                 JULY 31,    OCTOBER 31,    JANUARY 31    APRIL 30,
                                                 --------    -----------    ----------    ---------
2001
Total revenues.................................  $    286     $  1,442       $  2,611     $  2,121
Operating loss.................................   (30,521)     (35,671)       (29,423)     (30,634)
Net loss.......................................   (27,152)     (32,844)       (27,037)     (29,309)
Basic and diluted loss per share...............  $  (5.78)    $  (7.00)      $  (5.76)    $  (6.24)
Shares used in basic and diluted per share
  computation..................................     4,695        4,695          4,695        4,695
2000
Total revenues.................................  $     --     $     --       $    249     $    314
Operating loss.................................    (5,342)      (9,982)       (13,997)     (25,703)
Net loss.......................................    (2,177)      (6,804)       (10,721)     (22,371)
Basic and diluted loss per share...............  $  (0.46)    $  (1.45)      $  (2.28)    $  (4.77)
Shares used in basic and diluted per share
  computation..................................     4,695        4,695          4,695        4,695

 8. SUBSEQUENT EVENT (UNAUDITED)

     On July 23, 2001, Momentum and PeopleSoft entered into the Business Agreement Amendment, which amends the terms of the Development Agreement and the Marketing Agreement. The primary purpose of the Business Agreement Amendment is to restructure the royalty payments PeopleSoft must make to the Company to license Momentum Products. The Business Agreement Amendment would primarily decrease Pre-Release Royalty for any Momentum Product to one percent (1%) of Net License Fees from six percent (6%) of Net Revenues.

     In conjunction with the Business Agreement Amendment, the Company proposes to amend its Restated Certificate of Incorporation to change the exercise price of PeopleSoft's Purchase Option. The effectiveness of the Business Agreement Amendment is contingent upon the Company obtaining stockholder approval of the

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                 APRIL 30, 2001

amendment to the Restated Certificate of Incorporation. The amendment to the Company's Restated Certificate of Incorporation will be voted on by holders of shares of Momentum at its 2001 Annual Meeting of Stockholders to be held on September 19, 2001. If stockholder approval is not obtained on or prior to September 30, 2001, then the Business Agreement Amendment will not be effective and the Development Agreement and the Marketing Agreement will continue as in effect prior to the execution of the Business Agreement Amendment.

     PeopleSoft currently has a right to purchase all but not less than all, of the issued and outstanding shares of Class A Common Stock of Momentum. The aggregate exercise price of the Purchase Option is the highest value determined by reference to four formulas, as follows: 1) a multiple of certain royalties earned by Momentum, 2) the fair market value of 600,000 shares of PeopleSoft stock, 3) $300 million less the amounts paid or incurred to develop Momentum Products or pursuant to the Services Agreement between Momentum and PeopleSoft, or 4) $75 million.

     The proposed amendment to the Restated Certificate of Incorporation relates specifically to the first and fourth formulas to be utilized in the determination of PeopleSoft's Purchase Option Price. The first formula has been modified to clarify the royalty base on which the multiple is calculated. The formula is essentially fifteen times the sum of all pre-release royalties or product payments paid by PeopleSoft to Momentum during the four quarters prior to an exercise of the Purchase Option. The fourth formula has been changed from a flat amount of $75 million to: i) $90 million provided the option is exercised no later than February 15, 2002, ii) $92.5 million if exercised on or between February 16, 2002 and May 15, 2002, or iii) $95 million if exercised on or after May 16, 2002. The timing of the expiration of the Purchase Option remains unchanged.

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