Form 10-Q
period 2001-07-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 2001-09-14
CIK 1073292

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2001.

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

====================================================================================================================================
                                             CLASS                                                  OUTSTANDING AT AUGUST 31, 2001
------------------------------------------------------------------------------------------------ -----------------------------------
Class A Common Stock, par value $.001                                                                         4,693,826
Class B Common Stock, par value $.001                                                                           1,000
================================================================================================ ===================================

================================================================================

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                TABLE OF CONTENTS

                                                                                                              PAGE NO.
                                                                                                              --------
PART I       FINANCIAL INFORMATION
             ITEM 1-- Financial Statements (unaudited)
             Condensed Balance Sheets                                                                             3
             Condensed Statements of Operations                                                                   4
             Condensed Statements of Cash Flows                                                                   5
             Notes to Condensed Financial Statements                                                              6
             ITEM 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations      10
             ITEM 3-- Quantitative and Qualitative Disclosure about Market Risk                                  13
PART II      OTHER INFORMATION
             ITEM 1--  Legal Proceedings                                                                         14
             ITEM 2--  Changes in Securities and Use of Proceeds                                                 14
             ITEM 3--  Defaults upon Senior Securities                                                           14
             ITEM 4--  Submission of Matters to a Vote of Security Holders                                       14
             ITEM 5--  Other Information                                                                         14
             ITEM 6--  Exhibits and Reports on Form 8-K                                                          14
SIGNATURES                                                                                                       15

                         PART 1 -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                            JULY 31,       APRIL 30,
                                                                              2001           2001
                                                                            ---------      ---------
                                               ASSETS

Current assets:
  Cash and cash equivalents ...........................................     $  49,726      $  63,283
  Short term investments ..............................................         6,624         13,768
  Accounts receivable from PeopleSoft .................................            --          1,973
                                                                            ---------      ---------
          Total current assets ........................................        56,350         79,024
Long term investments .................................................         3,581         10,313
Capitalized software, net .............................................        11,303         12,478
                                                                            ---------      ---------
                                                                            $  71,234      $ 101,815
                                                                            =========      =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to PeopleSoft ...............................................     $   6,478      $   8,946
  Accounts payable ....................................................           389            283
  Accrued liabilities .................................................           322            333
  Accrued compensation and related expenses ...........................             9              8
                                                                            ---------      ---------
          Total current liabilities ...................................         7,198          9,570
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000
     shares authorized, 4,693,826 issued and outstanding ..............             5              5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding ...............................            --             --
  Additional paid-in capital ..........................................       250,903        249,996
  Accumulated other comprehensive income ..............................            32            156
  Accumulated deficit .................................................      (186,904)      (157,912)
                                                                            ---------      ---------
                                                                               64,036         92,245
                                                                            ---------      ---------
                                                                            $  71,234      $ 101,815
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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED
                                                          JULY 31,
                                                  ----------------------
                                                    2001          2000
                                                  --------      --------
Revenues from PeopleSoft ....................     $    448      $    286
Costs and expenses primarily from PeopleSoft:
  Cost of revenues ..........................        1,175            61
  Product development .......................       27,960        30,510
  General and administrative ................        1,227           236
                                                  --------      --------
          Total costs and expenses ..........       30,362        30,807
                                                  --------      --------
Operating loss ..............................      (29,914)      (30,521)
Interest income .............................          923         3,369
                                                  --------      --------
Net loss before income taxes ................      (28,991)      (27,152)
Provision for income taxes ..................            1            --
                                                  --------      --------
Net loss ....................................     $(28,992)     $(27,152)
                                                  ========      ========
Basic and diluted loss per share ............     $  (6.18)     $  (5.78)
                                                  ========      ========
Shares used in basic and diluted
  loss per share computation ................        4,695         4,695
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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             JULY 31,
                                                     -----------------------
                                                       2001           2000
                                                     --------      ---------
OPERATING ACTIVITIES
Net loss .......................................     $(28,992)     $ (27,152)
Amortization of capitalized software ...........        1,175             61
Non-cash stock compensation ....................          907             --
Adjustments to reconcile net loss to net cash
used by operating activities:
  Changes in operating assets and liabilities:
     Accounts receivable from PeopleSoft .......        1,973            277
     Short term investments ....................        7,144             --
     Payable to PeopleSoft .....................       (2,468)         3,254
     Accounts payable ..........................          106            (36)
     Accrued liabilities .......................          (11)            34
     Accrued compensation and related expenses .            1             (2)
     Income taxes payable ......................           --             --
                                                     --------      ---------
Net cash used by operating activities ..........      (20,165)       (23,564)
INVESTING ACTIVITIES
Net maturities of available-for-sale investments        6,608             --
Capitalized software development costs .........           --           (879)
Purchase of developed technology ...............           --         (8,592)
                                                     --------      ---------
Net cash provided (used) by investing activities        6,608         (9,471)
                                                     --------      ---------
Net decrease in cash and cash equivalents ......      (13,557)       (33,035)
Cash and cash equivalents at beginning of period       63,283        228,218
                                                     --------      ---------
Cash and cash equivalents at end of period .....     $ 49,726      $ 195,183
                                                     ========      =========


             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (UNAUDITED)

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

    The information at July 31, 2001 and for the three months ended July 31, 2001 and 2000, is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The balance sheet for April 30, 2001 was derived from the audited balance sheet. The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended April 30, 2001 included in Momentum's 2001 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

    Through July 31, 2001, Momentum's revenue consisted entirely of royalty revenue derived from PeopleSoft's sales and licensing of certain software products developed under the Development and License Agreement (the "Development Agreement") between Momentum and PeopleSoft. Royalty and other product revenue is recorded as earned and reported by PeopleSoft to Momentum on a quarterly basis. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred except for amounts capitalized pursuant to SFAS 86. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See
Note 3 for a description of the agreements between Momentum and PeopleSoft).

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

Cash equivalents

    Momentum considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At July 31, 2001, cash and cash equivalents (approximately $49.7 million) consisted primarily of taxable investments in money market funds at two financial institutions. The Company's aggregate cash, cash equivalents and investments balance as of July 31, 2001 was approximately $59.9 million of which $52.3 million is required to be used under the Development Agreement (see Note 3).

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

    In June 2000, Momentum purchased developed technology (the "Assets") from PeopleSoft. The purchased Assets are being utilized by the Company in advancing the development of certain Momentum Products including the Analytic Applications Suite and Budgets for Education and Government. The total purchase price is comprised of an initial payment of approximately $8.6 million plus earn-out payments of approximately $1.1 million. The cost of this purchased technology is being amortized to cost of revenue over its estimated useful life of three years.

Income Taxes

    Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company expects to have a net loss for fiscal year 2002, and thus no taxes, other than the California minimum tax, were provided for in the three month period ended July 31, 2001.

Common Stock

    Momentum's Articles of Incorporation provide for two classes of common stock, Class A Common Stock and Class B Common Stock. In December 1998, PeopleSoft declared a stock dividend of one share of Momentum's Class A Common Stock for every fifty shares of PeopleSoft stock held as of December 31, 1998, resulting in the distribution of approximately 4.7 million shares. The shares of Momentum Common Stock held by PeopleSoft on the record date were converted into 1,000 shares of Momentum Class B Common Stock. The holder or holders of the Momentum Class B Common Stock are entitled to vote separately as a class with respect to any merger or liquidation of Momentum, the sale, lease, exchange, transfer or other disposition of any substantial asset of Momentum, and any amendments to the Certificate of Incorporation of Momentum that would alter the Purchase Option, Momentum's authorized capitalization, or the provisions of the Certificate of Incorporation governing Momentum's Board of Directors. Accordingly, PeopleSoft could preclude the holders of the Momentum Class A Common Stock from taking any of the foregoing actions at any time prior to the expiration of the Purchase Option. Prior to the exercise of the Purchase Option, the holders of the Momentum Common B Stock, voting as a separate class, are entitled to elect one director, and the holder or holders of the Momentum Class A Common Stock are entitled to elect up to four directors. Upon exercise of the Purchase Option, PeopleSoft, as the sole holder of the Momentum Class B Common Stock, has the right to elect all of the Momentum directors and to remove incumbent directors with or without cause. (See Note 3 -- "Purchase Option"). On all other matters, holders of the Momentum Class A Common Stock and Momentum Class B Common Stock are entitled to vote together as a single class. Holders of Momentum Common Stock are allowed one vote for each share of Momentum Common Stock held by them. Subject to compliance with securities laws, the Momentum Class B Common Stock is freely transferable.

2. LOSS PER SHARE DATA

    The Company's loss per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires calculation of both a basic loss per share and a diluted loss per share. The basic loss per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted loss per share includes such dilutive effects. Although Momentum has 208,333 outstanding stock options with an exercise price of $12 per share, they are not currently considered dilutive common stock equivalents and thus diluted loss per share equals basic loss per share. Importantly, such stock options, if exercised, would most likely reduce the per share proceeds available to holders of the Momentum Class A Common Stock if the Purchase Option were to be exercised by PeopleSoft. (See Note 3 -- "Purchase Option").

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

    Under the terms of the Marketing and Distribution Agreement entered into by Momentum and PeopleSoft, Momentum has granted PeopleSoft an option to acquire a license to each product developed under the Development Agreement. The license option for any such Momentum product is exercisable on a world-wide, exclusive basis at any time from the date Momentum agrees to develop the product until the earlier of a) thirty days after the product becomes Generally Available (as defined in the agreements); or b) the expiration of the purchase option. The license option will expire, to the extent not previously exercised, 30 days after the expiration of PeopleSoft's option to purchase all of the outstanding Momentum Shares as described below. If and to the extent the license option is exercised as to any Momentum product, PeopleSoft will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product. Upon exercising the license option, PeopleSoft will assume responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, PeopleSoft will make payments to Momentum with respect to the licensed product by multiplying a formula derived royalty rate by the quarterly net sales of the licensed product achieved by PeopleSoft and its sublicensees, distributors and marketing partners. The royalty rate is determined for each licensed product by taking the sum of one percent plus an additional 0.1 percent for each full $1 million of development costs of the licensed product that have been paid by Momentum, up to a maximum 6 percent royalty. PeopleSoft has the right to buyout Momentum's right to receive payments for individual licensed products in accordance with a formula set forth in the Marketing and Distribution Agreement.

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

Proposed Business Agreement Amendment

    On July 23, 2001, Momentum and PeopleSoft entered into the Business Agreement Amendment, which amends the terms of the Development Agreement and the Marketing Agreement. The primary purpose of the Business Agreement Amendment is to restructure the royalty payments PeopleSoft must make to the Company to license Momentum Products. The Business Agreement Amendment would essentially i) decrease the Pre-Release Royalty for any Momentum Product to one percent (1%) of Net License Fees from six percent (6%) of Net Revenues, ii) establish a uniform Pre-Release term for all Momentum Products currently under development which will end upon the earlier to occur of the substantial exhaustion of the Available Funds or July 1, 2002; iii) change the definition of Net Revenues such that they will now include both Net License Fees and Annual Maintenance Fees, and with no reduction for PeopleSoft's subsequent sustaining engineering expenses related to each product; and iv) increase Product Payments to Momentum subsequent to the Pre-Release Term from a formula driven rate previously capped at 6% of Net Revenues under the old definition to a flat 10% of Net Revenues as redefined. Six products which were licensed by PeopleSoft prior to the execution of this amendment have been grandfathered under the original terms.

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

    PeopleSoft currently has a right to purchase all but not less than all, of the issued and outstanding shares of Class A Common Stock of Momentum. The aggregate exercise price of the Purchase Option is the highest value determined by reference to four formulas, summarized as follows: 1) a multiple of certain royalties earned by Momentum, 2) the fair market value of 600,000 shares of PeopleSoft stock, 3) $300 million less the amounts paid or incurred to develop Momentum Products or pursuant to the Services Agreement between Momentum and PeopleSoft, or 4) $75 million.

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

                ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward-looking statements. Forward-looking statements include, but are not limited to, those items identified with a footnote 1 symbol. The Company undertakes no obligation to update the information contained herein.

Results of Operations

    Revenues, consisting entirely of royalty revenue from PeopleSoft, were $448,000 in the first fiscal quarter of 2002 compared to $286,000 in the first fiscal quarter of 2001. Royalty revenue is derived from PeopleSoft's end user licensing and shipment of certain software products developed under the Development Agreement and Marketing Agreement. Momentum initially realized royalty revenue in the third fiscal quarter of 2000. Upon the release of PeopleSoft 8 in the second fiscal quarter of 2001, the volume of shipments by PeopleSoft of Momentum products increased significantly. Royalties for the first fiscal quarter of 2002 were earned on over 45 products. However, the royalties for the current quarter were computed based on the recently executed Business Agreement Amendment between Momentum and PeopleSoft and reflect the lower pre-release royalty rate of 1% on Momentum Products (See Note 3 -- "Proposed Business Agreement Amendment"). Had the royalties been computed under the original agreements and the previously established pre-release royalty rate of 6%, total revenues from royalties for the quarter ended July 31, 2001 would have been approximately $2.1 million. There can be no assurance that Momentum will continue to realize significant royalty revenues from its development efforts.(1)

     Cost of revenues consists entirely of amortization of capitalized development costs of software developed for sale under SFAS 86. (See Note 1 -- "Capitalized Software"). Cost of revenues was $1.1 million for the first fiscal quarter of 2002 compared with $0.1 million for the first fiscal quarter of 2001.

    The Company incurred development expenses of $28.0 million during the first fiscal quarter of 2002 compared with $30.5 million for the first fiscal quarter of 2001. These expenses were incurred pursuant to the Development Agreement. Under this agreement, Momentum can engage PeopleSoft to perform research and development work, and PeopleSoft will charge Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing its products that may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology. Development expenditures for the first fiscal quarter decreased approximately 8% over the same period of the prior year, and decreased approximately 10% over the quarter ended April 30, 2001. The decrease in development expenditures in the current quarter is primarily attributable to the completion of five development projects during the third quarter of Fiscal 2001. The quarterly rate of development expenditures is expected to continue to decrease in the quarter ending October 31, 2001 based on existing development plans and budgets.(1)


------------
(1) Forward-Looking Statements

    General and administrative expenses were $1.2 million during the first fiscal quarter of 2002 compared with $0.2 million for the first fiscal quarter of 2001. The expenses for the current period include a non-cash charge of $0.9 million related to variable plan accounting for all of the outstanding stock options as a result of a recent change made to the 1999 Incentive Stock Plan to incorporate a net exercise feature. Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services, and maintains office facilities for Momentum. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined using PeopleSoft's internal projections of the incremental costs that it would incur to provide these services to Momentum. Momentum is required to separately pay for direct costs such as professional services, insurance, taxes, director and officer compensation, listing fees and regulatory fees. It is anticipated that general and administrative expenses, exclusive of non-cash compensation charges, if any, will remain at approximately current levels during Fiscal 2002.(1)

    Because of the restrictions on the use of Available Funds under the Development Agreement, Momentum is not expected, for the indefinite future, to spend any funds on sales, marketing, or distribution activities. As such, it will not be able to effectively establish a brand, corporate image or identity in the overall marketplace. Such anonymity may make it more difficult for Momentum to pursue alternate exit strategies, should PeopleSoft not exercise its purchase option in the future.

    Interest income earned on invested funds was $0.9 million during the first fiscal quarter of 2002 compared with $3.4 million for the first fiscal quarter of 2001. The decline in interest and investment income was primarily due to the significant reduction in the cash balances of Momentum over the past year, a direct consequence of the aggressive product development spending over the same period. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment. Furthermore, due to the relatively short maturities of Momentum's cash investments and the declining interest rate environment, the rate of interest earnings on cash investments will continue to decline in the near term. As a consequence of these two factors, interest income is expected to continue to decrease.(1)

    The results of operations of Momentum currently reflect primarily development expenses related to development of Momentum products. Momentum's net loss was $29.0 million or $6.18 per share for the quarter ended July 31, 2001 as compared with a net loss of $27.2 million or $5.78 per share for the quarter ended July 31, 2000. The Company is expected to record significant net losses in future periods, as product development expenses under its agreements with PeopleSoft are expected to continue to exceed income from royalties and investments.(1)

Liquidity and Capital Resources

    Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum in late December 1998 prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three to four years from Momentum's inception.1 Including such interest income earned from inception through July 31, 2001, Momentum's gross Available Funds (before deducting development and administrative expenses incurred from inception to the same date) totaled $277.6 million. Momentum's funds are expected to be used primarily to fund activities to be conducted under the Development Agreement with PeopleSoft. Momentum expects to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At July 31, 2001, cash and cash equivalents were approximately $59.9 million of which $52.3 million are restricted for use under the Development Agreement and consist primarily of investments in money market funds with maturities of three months or less (See
Note 3 -- "Development Agreement").

    In addition to the Available Funds, Momentum generates additional funds through successfully licensing its products to PeopleSoft or other parties. Momentum also has the option to obtain additional financing through either debt or equity financing, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through licensing of products or financings are not considered Available Funds and thus their use by Momentum is not restricted by PeopleSoft. During the quarter ended July 31, 2001, the Company earned $0.5 million in royalties from the licensing of products developed under the Development Agreement.

    Since the spin-out of Momentum, it has not attempted to raise any additional capital. Furthermore, there can be no assurances, particularly given the existence of the Development Agreement, the Marketing Agreement and PeopleSoft's Purchase Option, that Momentum would be able to raise any additional capital if it were deemed desirable. Such additional capital, if raised, would most likely reduce the per share proceeds available to holders of the Momentum Class A Common Stock if the Purchase Option were to be exercised by PeopleSoft. (See
Note 3 -- "Purchase Option").


------------
(1) Forward-Looking Statements

    As of July 31, 2001, Momentum had committed over $240 million of the Available Funds to various development projects as follows: i) approximately $50 million for the development of a suite of Analytic Applications and workbenches (EPM products), ii) approximately $124 million for new eBusiness applications,
iii) approximately $51 million for new industry specific applications, and iv) approximately $15 million for two technology development and acquisition projects. From inception to date, Momentum has incurred $228.7 million of development expenditures (including purchased technology) on the above referenced projects, and has incurred $3.4 million on general and administrative expenses (excluding the one time, non-cash stock compensation charge this quarter). Based on the projects committed to date and their associated current staffing levels, Momentum presently has an estimated second fiscal quarter development expenditure run rate of approximately $19 million. However, such run rate is subject to rapid change due to a variety of factors including changes in project stages, the possible addition of new projects, the completion or termination of one or more existing projects, and increases or decreases in the level of resources assigned to each respective project. Based on current spending projections and presently committed projects, the Available Funds are expected to be substantially exhausted by February 2002.1 Upon exhausting the Available Funds, Momentum is under no obligation, contractual or otherwise, to continue to provide funding for any remaining active development projects. It is presently the intention of Momentum to cease funding any and all development projects upon exhausting its Available Funds.

Risks and Uncertainties

    Momentum's actual results could differ materially from those anticipated in these forward-looking statements due to certain factors. Such risks and uncertainties include, but are not limited to the following:

o Momentum may not successfully select or develop a sufficient number of products to economically justify the aggregate purchase price implied by some or all of the exercise price formulas. The development projects referenced herein are characterized by many inherent risks, including but not limited to: 1) existing PeopleSoft technology may not be suitable as a foundation for the application software functionality, and 2) constantly changing and evolving customer demands for products, product functionality, and the underlying technology may cause products to meet with limited market acceptance. Consequently, such development efforts may not result in a product that is embraced by the market.

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

o Momentum and PeopleSoft are parties to various agreements which limit Momentum's ability to take certain actions, establish alternate channels of distribution for its products, market its products to or through certain competitors of PeopleSoft, or use Available Funds for other than designated product development and administrative activities. Consequently, Momentum has few degrees of freedom with which to generate revenues or otherwise commercialize developed technology or products should PeopleSoft elect not to utilize some or all of the developed products. As of July 31, 2001, Momentum had approximately $7.6 million of unrestricted funds.

o Momentum or PeopleSoft may cancel a development project at anytime and for any reason or no reason at all. Accordingly, it is possible that Momentum could incur significant expenditures toward the development of a particular product, only to have the project cancelled in the later stages of the schedule. There is no recourse to PeopleSoft in the event of this occurrence. Since inception, a total of four projects have been cancelled after Momentum had incurred material expenditures associated with such projects.

o If Momentum were not successful with a number of development projects, PeopleSoft would be unlikely to exercise its option to purchase the stock of Momentum. Even if Momentum is successful in developing certain products, PeopleSoft may not exercise its option to purchase the Common Stock of Momentum. For example, PeopleSoft has the right to buy out the ownership of selected products under its product payment buy out option. Consequently, it could purchase the rights to certain products, thereby obviating any need to exercise the purchase option on the Company's Common Stock. Alternatively, PeopleSoft could elect to continue to pay royalties for the term of their license (generally ten years) after which time they would have a paid up license for the products. It is not clear whether a royalty-based annuity would provide a reasonable return to Momentum shareholders.

o Royalty results for the first quarter are not necessarily indicative of results to be expected going forward. If the proposed amendment to Momentum's Restated Certificate of Incorporation is approved by shareholders, the royalty rate will increase to 10% on both license fees and maintenance fees at the conclusion of the pre-release term (which by agreement will occur on the earlier of July 1, 2002 or the exhaustion of Momentum's Available Funds). Until such time, royalties during the interim pre-release periods will fluctuate primarily in relationship to PeopleSoft's net license fees earned on Momentum Products. The royalty rate applied to the majority of the licensing activity during the first fiscal quarter was one percent, which is the revised contractual rate for products licensed to customers prior to PeopleSoft's exercise of its license option on a product.

o If Momentum's proposed amendment to the Restated Certificate of Incorporation is not approved by shareholders, the Business Agreement Amendment will not become effective and the royalty arrangements between PeopleSoft and Momentum will revert to the original arrangement. Under the original arrangement, PeopleSoft has some control over the timing of its exercise of an option to license a Momentum Product. Prior to such exercise, the pre-release rate is six percent under the original arrangement. Subsequent to any exercise of a license option, the royalty rate for the subject product will revert to a formula based rate, which may be substantially less than six percent, and which in no case can exceed six percent. To date, PeopleSoft has exercised its option to license a total of six products, thereby effectively reducing the rates on these products from six percent to between approximately one and five percent. Nothing in the press release should be construed to provide any assurance that additional products will be successfully developed, or that development successes will result in additional royalties, or that PeopleSoft will exercise any further license options. However, to the extent that products are successfully developed, it is likely that PeopleSoft will exercise its license option as to those products because such exercise can result in a net reduction in their related royalty costs

o The recent successful release of products which have generated royalties should not be construed to provide any assurance that additional products will be successfully developed, or that development successes will result in additional royalties, or that PeopleSoft will exercise any further license options. Furthermore, Momentum's ability to generate royalty income is directly dependent on the overall effectiveness of PeopleSoft's marketing and sales activities.

                     ITEM 3 -- QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

    In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

    As of July 31, 2001, we had cash, cash equivalents and investments of approximately $59.9 million consisting of cash and highly liquid short term and long term investments. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

    Other risks which are detailed in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the December 31, 1998 Second Amendment to the Information Statement (Form 10) and the 2001 Annual Report to Shareholders (Form 10-K) filed July 30, 2001.

                          PART II -- OTHER INFORMATION

    Item 1. Legal Proceedings

    None

    Item 2. Changes in Securities and Use of Proceeds

    None

    Item 3. Defaults Upon Senior Securities

    None

    Item 4. Submission of Matters to a Vote of Security Holders

    None

    Item 5. Other Information

    None

    Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    None

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended July 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2001

MOMENTUM BUSINESS APPLICATIONS, INC.

                                        By:  /s/ Ronald E. F. Codd
                                           -----------------------------------
                                           Ronald E. F. Codd
                                           President and Chief Executive Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)