Form 10-Q
period 2001-10-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 2001-12-03
CIK 1073292

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2001.

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

================================================================================
               CLASS                            OUTSTANDING AT NOVEMBER 20, 2001
--------------------------------------------------------------------------------
Class A Common Stock, par value $.001                        4,693,826
Class B Common Stock, par value $.001                            1,000
================================================================================



================================================================================

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                TABLE OF CONTENTS


                                                                                                             PAGE NO.
                                                                                                             --------
PART I      FINANCIAL INFORMATION
            ITEM 1-- Financial Statements (unaudited)
            Condensed Balance Sheets                                                                             3
            Condensed Statements of Operations                                                                   4
            Condensed Statements of Cash Flows                                                                   5
            Notes to Condensed Financial Statements                                                              6
            ITEM 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations       9
            ITEM 3-- Quantitative and Qualitative Disclosure about Market Risk                                  13
PART II     OTHER INFORMATION
            ITEM 1--  Legal Proceedings                                                                         14
            ITEM 2--  Changes in Securities and Use of Proceeds                                                 14
            ITEM 3--  Defaults upon Senior Securities                                                           14
            ITEM 4--  Submission of Matters to a Vote of Security Holders                                       14
            ITEM 5--  Other Information                                                                         14
            ITEM 6--  Exhibits and Reports on Form 8-K                                                          14
SIGNATURES                                                                                                      16

                         PART 1 -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                 OCTOBER 31,     APRIL 30,
                                                                    2001            2001
                                                                 ---------       ---------
                                          ASSETS
Current assets:
  Cash and cash equivalents ...............................      $  25,899       $  63,283
  Short term investments ..................................         10,340          13,768
  Accounts receivable from PeopleSoft .....................             --           1,973
                                                                 ---------       ---------
          Total current assets ............................         36,239          79,024
Long term investments .....................................             --          10,313
Capitalized software, net .................................         10,676          12,478
                                                                 ---------       ---------
                                                                 $  46,915       $ 101,815
                                                                 =========       =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to PeopleSoft ...................................      $   7,352       $   8,946
  Accounts payable ........................................            131             283
  Accrued liabilities .....................................            103             333
  Accrued compensation and related expenses ...............              2               8
                                                                 ---------       ---------
          Total current liabilities .......................          7,588           9,570
Stockholders' equity:
  Class A Common stock, $0.001 par value, 10,000,000
     shares authorized, 4,693,826 issued and outstanding ..              5               5
  Class B Common stock, $0.001 par value, 1,000 shares
     authorized, issued and outstanding ...................             --              --
  Additional paid-in capital ..............................        251,243         249,996
  Accumulated other comprehensive income ..................             28             156
  Accumulated deficit .....................................       (211,949)       (157,912)
                                                                 ---------       ---------
                                                                    39,327          92,245
                                                                 ---------       ---------
                                                                 $  46,915       $ 101,815
                                                                 =========       =========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              OCTOBER 31,                  OCTOBER 31,
                                                        -----------------------       -----------------------
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
Revenues from PeopleSoft .........................      $    508       $  1,442       $    957       $  1,728
Costs and expenses primarily from PeopleSoft:
  Cost of revenues ...............................         1,243            161          2,417            223
  Product development ............................        24,047         36,632         52,008         67,141
  General and administrative .....................           738            320          1,966            556
                                                        --------       --------       --------       --------
          Total costs and expenses ...............        26,028         37,113         56,391         67,920
                                                        --------       --------       --------       --------
Operating loss ...................................       (25,520)       (35,671)       (55,434)       (66,192)
Interest income ..................................           475          2,828          1,398          6,197
                                                        --------       --------       --------       --------
Net loss before income taxes .....................       (25,045)       (32,843)       (54,036)       (59,995)
Provision for (benefit from) income taxes ........            --              1              1              1
                                                        --------       --------       --------       --------

Net loss .........................................      $(25,045)      $(32,844)      $(54,037)      $(59,996)
                                                        ========       ========       ========       ========
Basic and diluted loss per share .................      $  (5.33)      $  (7.00)      $ (11.51)      $ (12.78)
                                                        ========       ========       ========       ========
Shares used in basic and diluted
  loss per share computation .....................         4,695          4,695          4,695          4,695
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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                    OCTOBER 31,
                                                            -------------------------
                                                               2001           2000
                                                            ---------       ---------
OPERATING ACTIVITIES
Net loss .............................................      $ (54,037)      $ (59,996)
Amortization of capitalized software .................          2,417             223
Non-cash stock compensation ..........................          1,247              --
Adjustments to reconcile net loss to net cash
used by operating activities:
  Changes in operating assets and liabilities:
     Accounts receivable from PeopleSoft .............          1,973            (879)
     Short term investments ..........................          3,298              --
     Payable to PeopleSoft ...........................         (1,593)        (12,345)
     Accounts payable ................................           (152)             (6)
     Accrued liabilities .............................           (230)           (106)
     Accrued compensation and related expenses .......             (6)              3
     Income taxes payable ............................             --              --
                                                            ---------       ---------
Net cash used by operating activities ................        (47,083)        (73,106)
INVESTING ACTIVITIES
Net maturities of available-for-sale investments .....         10,313              --
Capitalized software development costs ...............           (614)         (2,286)
Purchase of developed technology .....................             --          (8,878)
                                                            ---------       ---------
Net cash provided (used) by investing activities .....          9,699         (11,164)
                                                            ---------       ---------
Net decrease in cash and cash equivalents ............        (37,384)        (84,270)
Cash and cash equivalents at beginning of period .....         63,283         228,218
                                                            ---------       ---------
Cash and cash equivalents at end of period ...........      $  25,899       $ 143,948
                                                            =========       =========

             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    Momentum Business Applications, Inc., (the "Company" or "Momentum") was incorporated in Delaware on November 9, 1998 and commenced operations on January 4, 1999. Momentum was formed and has organized its business in one operating segment for the purpose of selecting and developing software application products and commercializing such products (the "Momentum Products"), historically and most likely in the future, through licensing to PeopleSoft, Inc., ("PeopleSoft"). Since its formation, Momentum's principal activity has been conducting product development under its agreements with PeopleSoft.

    The information at October 31, 2001 and for the three and six months ended October 31, 2001 and 2000, is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The balance sheet for April 30, 2001 was derived from the audited balance sheet. The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended April 30, 2001 included in Momentum's 2001 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

    Through October 31, 2001, Momentum's revenue consisted entirely of royalty revenue derived from PeopleSoft's sales and licensing of certain software products developed under the Development and License Agreement (the "Development Agreement") between Momentum and PeopleSoft. Royalty and other product revenue is recorded as earned and reported by PeopleSoft to Momentum on a calendar quarterly basis. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred except for amounts capitalized pursuant to SFAS 86. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See Note 3 for a description of the agreements between Momentum and PeopleSoft).

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

Cash equivalents

    Momentum considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At October 31, 2001, cash and cash equivalents (approximately $25.9 million) consisted primarily of taxable investments in money market funds at two financial institutions. The Company's aggregate cash, cash equivalents and investments balance as of October 31, 2001 was approximately $36.2 million of which $28.0 million is required to be used under the Development Agreement (see Note 3).

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

Capitalized Software

    Momentum accounts for its purchases of software from third parties and internal software development costs of computer software to be sold, leased or otherwise marketed under Statement of Financial Accounting Standard No. 86 ("SFAS 86"). SFAS 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased. It identifies the costs incurred in the process of creating a software product that are research and development costs and those that are production costs to be capitalized, and it specifies amortization, disclosure, and other requirements. The Company capitalizes software costs if the related software product under development has reached technological feasibility or if there are alternative future uses for the software product provided that capitalized amounts will be realized over a period not exceeding five years. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years. All product development expenditures are charged to product development expense in the period incurred.

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

Income Taxes

    Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company expects to have a net loss for fiscal year 2002, and thus no taxes, other than the California minimum tax, were provided for in the six month period ended October 31, 2001.

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

3. ARRANGEMENTS WITH PEOPLESOFT

In late December 1998, PeopleSoft contributed $250 million in cash to Momentum. On December 31, 1998, PeopleSoft transferred 4,693,826 shares, representing all of the outstanding shares, of Momentum Class A Common Stock (the "Momentum Shares"), to a custodian who distributed the shares to the holders of PeopleSoft common stock in mid January 1999 (the "Distribution"). Momentum Shares are traded on the Nasdaq National Market under the symbol "MMTM". PeopleSoft continues to hold all 1,000 shares of the Momentum Class B Common Stock. In connection with PeopleSoft's contribution to Momentum and the distribution of Momentum Shares, Momentum and PeopleSoft entered into a number of agreements, including a Development Agreement, Marketing and Distribution Agreement and a Services Agreement. On July 23, 2001, Momentum and PeopleSoft entered into the Business Agreement Amendment, which amended the terms of the Development Agreement and the Marketing Agreement, and changed certain provisions of Momentum's Restated Certificate of Incorporation. The primary purpose of the Business Agreement Amendment was to restructure the royalty payments PeopleSoft must make to Momentum to license Momentum Products, and to amend the Purchase Option. The agreements, as amended, are discussed below.

    Momentum and PeopleSoft are parties to a Development Agreement pursuant to which PeopleSoft conducts product development and related activities on behalf of Momentum under work plans and cost estimates that have been proposed by PeopleSoft and approved by Momentum. Momentum is required to utilize the cash initially contributed to Momentum by PeopleSoft plus interest earned thereon, less administrative expenses and reserves of up to $2 million (the "Available Funds") to conduct activities under the Development Agreement. The products to be developed under the Development Agreement include electronic business applications ("e-commerce"), analytic applications, and industry specific applications. PeopleSoft has granted to Momentum a perpetual, worldwide, non-exclusive license to use certain of PeopleSoft's proprietary technology solely for internal use in conjunction with the Development Agreement. During the development period (the "Pre-Release Term), PeopleSoft has an exclusive right to market, distribute and license pre-release versions of Momentum products. In September 2001, PeopleSoft and Momentum executed an agreement which clarified the parties' respective rights and obligations related to product development projects that may still be in process at such time when Momentum has exhausted its Available Funds. Under this clarification, Momentum will have a regular intellectual property interest in, and receive the full contractual product payment rate, for any products created out of Momentum projects that it is unable to complete due to lack of Available Funds. PeopleSoft does not however, have any legal obligation to complete any projects in process that cannot be completed by Momentum due to a lack of Available Funds.

    Under the terms of the Marketing and Distribution Agreement entered into by Momentum and PeopleSoft, Momentum has granted PeopleSoft an option to acquire a license to each product developed under the Development Agreement. The license option for any such Momentum product is exercisable on a world-wide, exclusive basis at any time from the date Momentum agrees to develop the product until the earlier of a) thirty days after the product becomes Generally Available (as defined in the agreements); or b) the expiration of the purchase option. The license option will expire, to the extent not previously exercised, 30 days after the expiration of PeopleSoft's option to purchase all of the outstanding Momentum Shares as described below. If and to the extent the license option is exercised as to any Momentum product, PeopleSoft will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product. Upon exercising the license option, PeopleSoft will assume responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, PeopleSoft will make payments to Momentum with respect to the licensed product based on the quarterly net sales of the licensed product achieved by PeopleSoft and its sublicensees, distributors and marketing partners. The royalty rate for pre-release products is a flat one percent of net license fees. As of March 31, 2001, PeopleSoft had exercised its license option on six products. For these six Momentum products, the product payment rate was determined using a formula which takes the sum of one percent plus an additional 0.1 percent for each full $1 million of development costs of the licensed product that have been paid by Momentum, up to a maximum 6 percent royalty. For all other Momentum products, the product payment rate will be a flat 10% on net license fees and any related maintenance fees beginning on the earlier to occur of i) July 1, 2002 or ii) on the 60th day after Momentum provides PeopleSoft with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining. PeopleSoft has the right to buyout Momentum's right to receive payments for individual licensed products in accordance with a formula set forth in the Marketing and Distribution Agreement. Such right is generally available on the first anniversary following the commencement of product payments on each licensed product.

    Under the terms of the Services Agreement, PeopleSoft provides office facilities for and performs accounting, finance, human resources, information systems and legal services on behalf of, Momentum. PeopleSoft receives $100,000 per quarter as compensation for the provision of these services.

    Pursuant to Momentum's Restated Certificate of Incorporation, PeopleSoft has the right to purchase all (but not less than all) of the Momentum Shares (the "Purchase Option"). The Purchase Option will be exercisable by written notice to Momentum at any time until December 31, 2002, provided that such date will be extended for successive six month periods if, as of any June 30 or December 31 beginning with June 30, 2002, Momentum has not paid (or accrued expenses) for all but $15 million of Available Funds as of such date. In any event, the Purchase Option will terminate on the 60th day after Momentum provides PeopleSoft with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining. The Business Agreement Amendment modified the provisions of the first and fourth formulas of the purchase option.

    Except in instances in which Momentum's liabilities exceed its assets, if the purchase option is exercised, the exercise price will be the greatest of:

(1) 15 times the sum of (i) the actual worldwide payments made by or due from PeopleSoft to Momentum with respect to all Momentum Products and Developed Technology for the four calendar quarters immediately preceding the quarter in which the Purchase Option is exercised (the "Base Period"); plus (ii) such payments as would have been made during the Base Period by, or due from, PeopleSoft to Momentum if PeopleSoft had not previously exercised its Product Payment Buy-Out Option with respect to any Momentum Product;

    minus any amounts previously paid to exercise any Product Payment Buy-Out Option for such Momentum Product;

(2) the fair market value of six hundred thousand (600,000) shares of PeopleSoft Common Stock, adjusted in the event of a stock split or dividend, as of the date PeopleSoft exercises its Purchase Option;

(3) three hundred million dollars ($300,000,000) plus any additional funds contributed to Momentum by PeopleSoft, less the aggregate of all amounts paid or incurred to develop the Momentum Products or pursuant to the Services Agreement as of the date the Purchase Option is exercised; or

(4) a flat amount of either i) $90 million provided the option is exercised no later than February 15, 2002, ii) $92.5 million if exercised on or between February 16, 2002 and May 15, 2002, or iii) $95 million if exercised on or after May 16, 2002.

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

Results of Operations

    Revenues, consisting entirely of royalty revenue from PeopleSoft, was approximately $0.5 million and $1.0 million respectively for the three and six month periods ended October 31, 2001 compared with approximately $1.4 million and $1.7 million respectively for the three and six month periods ended October 31, 2000. Royalty revenue is derived from PeopleSoft's end user licensing and shipment of certain software products developed under the Development Agreement and Marketing Agreement. Momentum initially realized royalty revenue in the third fiscal quarter of 2000. Upon the release of PeopleSoft 8 in the second fiscal quarter of 2001, the volume of shipments by PeopleSoft of Momentum products increased significantly. Royalties for the first fiscal quarter of 2002 were earned on over 45 products. However, the royalties for the current quarter were computed based on the recently executed Business Agreement Amendment between Momentum and PeopleSoft which decreased the Pre-Release Royalty for all Momentum Products to one percent (1%) of Net License Fees from six percent (6%) of Net Revenues. Accordingly, the royalties for the fiscal 2002 period reflect the lower pre-release royalty rate of 1% on Momentum Products. Had the royalties been computed under the original agreements and the previously established pre-release royalty rate of 6%, total revenues from royalties for the quarter ended October 31, 2001 would have been approximately $2.5 million. Partially offsetting this rate decrease was a 90% increase in Net License Fees related to Momentum Products for Momentum's second fiscal quarter of 2002 compared to the same quarter of the prior fiscal year. There can be no assurance that Momentum will continue to realize significant royalty revenues from its development efforts.(1)

    Cost of revenues consists entirely of amortization of capitalized development costs of software developed for sale under SFAS 86 and purchased developed technology. (See Note 1 --"Capitalized Software"). Cost of revenues was approximately $1.2 million and $2.4 million for the three and six month periods ended October 31, 2001, respectively, compared to approximately
$0.2 million for each of the same respective periods ended October 31, 2000.

    The Company incurred development expenses of approximately $24.0 million and $52.0 million respectively for the three and six month periods ended October 31, 2001 compared with approximately $36.6 million and $67.1 million respectively for the three and six month periods ended October 31, 2000. These expenses were incurred pursuant to the Development Agreement. Under this agreement, Momentum can engage PeopleSoft to perform research and development work, and PeopleSoft will charge Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing its products that may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology. The decrease in development expenditures in the current fiscal year was driven by three factors, including i) the absence in fiscal 2001 of certain expenses associated with product translation and non-recurring release management and testing activities which were incurred in advance of PeopleSoft 8 initial shipments of Momentum Products during the fiscal 2000 periods, ii) the completion of certain projects in the fourth calendar quarter of 2000, and iii) the reduction of staffing and the associated expense run rates on several previously committed projects that are at or nearing completion. Although the quarterly rate of development expenditures is expected to continue to decline, for the foreseeable future, Momentum expects that its development expenditures will continue to significantly exceed interest and royalty income, resulting in ongoing net operating losses.(1)

    General and administrative expenses were approximately $0.7 million and $2.0 million for the three and six month periods ended October 31, 2001, respectively, compared to approximately $0.3 million and $0.6 million for the same respective periods ended October 31, 2000. The expenses for the three and six month periods ended October 31, 2001 include non-cash charges of approximately $0.3 million and $1.2 million respectively, related to variable plan accounting for all of the outstanding stock options as a result of a recent change made to the 1999 Incentive Stock Plan to incorporate a net exercise feature. Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services, and maintains office facilities for Momentum. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined using PeopleSoft's internal projections of the incremental costs that it would incur to provide these services to Momentum. Momentum is required to separately pay for direct costs such as professional services, insurance, taxes, director and officer compensation, listing fees and regulatory fees. It is anticipated that general and administrative expenses, exclusive of non-cash compensation charges, if any, will remain at approximately current levels during the remainder of Fiscal 2002.(1)


------------------------
(1) Forward-Looking Statement.

    Because of the restrictions on the use of Available Funds under the Development Agreement, Momentum is not expected, for the indefinite future, to spend any funds on sales, marketing, or distribution activities. As such, it will not be able to effectively establish a brand, corporate image or identity in the overall marketplace. Such anonymity may make it more difficult for Momentum to pursue alternate exit strategies, should PeopleSoft not exercise its purchase option in the future.

    Interest income earned on invested funds was approximately $0.5 million and $1.4 million respectively for the three and six month periods ended October 31, 2001 compared with approximately $2.8 million and $6.2 million respectively for the three and six month periods ended October 31, 2000. The decline in interest and investment income was primarily due to the significant reduction in the cash balances of Momentum over the past year, a direct consequence of the aggressive product development spending over the same period. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash balances will be available for investment. Furthermore, due to the relatively short maturities of Momentum's cash investments and the declining interest rate environment, the rate of interest earnings on cash investments will continue to decline in the near term. As a consequence of these two factors, interest income is expected to continue to decrease.(1)

    The results of operations of Momentum currently reflect primarily development expenses related to development of Momentum products and interest and investment income earned on the funds contributed by PeopleSoft. Momentum's net loss was approximately ($25.0) million or ($5.33) per share for the quarter ended October 31, 2001 as compared with a net loss of approximately ($32.8) million or ($7.00) per share for the quarter ended October 31, 2000. The Company is expected to record significant net losses in future periods, as product development expenses under its agreements with PeopleSoft and amortization of capitalized software are expected to continue to exceed income from royalties and investments.(1)


Liquidity and Capital Resources

    Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum in late December 1998 prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three to four years from Momentum's inception.(1) Including such interest income earned from inception through October 31, 2001, Momentum's gross Available Funds (before deducting development and administrative expenses incurred from inception to the same date) totaled $278.1 million. Momentum's funds have been, and are expected to be used in the future, primarily to fund activities conducted under the Development Agreement with PeopleSoft. Momentum has previously, and expects to continue to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At October 31, 2001, cash, cash equivalents and investments were approximately $36.2 million of which $28.0 million are restricted for use under the Development Agreement and consist primarily of investments in money market funds with maturities of three months or less (See Note 3 -- "Development Agreement").

    In addition to the Available Funds, Momentum generates additional funds through successfully licensing its products to PeopleSoft or other parties. Momentum also has the option to obtain additional financing through either debt or equity financing, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through licensing of products or financings are not considered Available Funds and thus their use by Momentum is not restricted by PeopleSoft. During the quarter ended October 31, 2001, the Company earned approximately $0.5 million in royalties from the licensing of products developed under the Development Agreement.

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

    During the quarter ending October 31, 2001, Momentum and PeopleSoft agreed to collaborate on three new e-Business application development projects including two centered around the creation of products that will complement PeopleSoft's eStore and eProcurement initiatives, and one that will enhance the Compensation Management capabilities of PeopleSoft's overall Enterprise Solutions. As of October 31, 2001, Momentum had committed over $270 million of the Available Funds to various development

------------------------
(1) Forward-Looking Statement.

projects as follows: i) approximately $56 million for the development of a suite of Analytic Applications and workbenches (EPM products), ii) approximately $124 million for new eBusiness applications, iii) approximately $72 million for new industry specific applications, and iv) approximately $16 million for two technology development and acquisition projects. From inception to date, Momentum has incurred approximately $253.0 million of development expenditures (including purchased technology) on the above referenced projects, and has incurred approximately $3.8 million on general and administrative expenses (excluding the non-cash stock compensation charges discussed above). Based on the projects committed to date and their associated current staffing levels, Momentum presently has an estimated third fiscal quarter development expenditure run rate of approximately $20 million. However, such run rate is subject to rapid change due to a variety of factors including changes in project stages, the completion or termination of one or more existing projects, and increases or decreases in the level of resources assigned to each respective project. Based on current spending projections and presently committed projects, the Available Funds are expected to be substantially exhausted by February 2002.(1) Upon exhausting the Available Funds, Momentum is under no obligation, contractual or otherwise, to continue to provide funding for any remaining active development projects. It is presently the intention of Momentum to cease funding any and all development projects upon exhausting its Available Funds.


Risks and Uncertainties

    Momentum's actual results could differ materially from those anticipated in these forward-looking statements due to certain factors. Such risks and uncertainties include, but are not limited to the following:

- Momentum may not successfully select or develop a sufficient number of products to economically justify the aggregate purchase price implied by some or all of the exercise price formulas. The development projects referenced herein are characterized by many inherent risks, including but not limited to: 1) existing PeopleSoft technology may not be suitable as a foundation for the application software functionality, and 2) constantly changing and evolving customer demands for products, product functionality, and the underlying technology may cause products to meet with limited market acceptance. Consequently, such development efforts may not result in a product that is embraced by the market.

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

- Momentum and PeopleSoft are parties to various agreements which limit Momentum's ability to take certain actions, establish alternate channels of distribution for its products, market its products to or through certain competitors of PeopleSoft, or use Available Funds for other than designated product development and administrative activities. Consequently, Momentum has few degrees of freedom with which to generate revenues or otherwise commercialize developed technology or products should PeopleSoft elect not to utilize some or all of the developed products. As of October 31, 2001, Momentum had approximately $8.2 million of unrestricted funds.

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

- Momentum common shares are subject to an all or nothing call option held by PeopleSoft. The call option has a formula based exercise price that could effectively cap the value of Momentum common shares. As of October 31, 2001, the formula produced an aggregate exercise price of $90 million. After taking into effect potential dilution from common stock options outstanding, this aggregate price translates into a per share exercise price of approximately $18.75.


------------------------
(1) Forward-Looking Statement.

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

- Royalty results for the second quarter are not necessarily indicative of results to be expected going forward. The recent approval by the shareholders of the amendment to Momentum's Restated Certificate of Incorporation will increase the royalty rate to 10% on both license fees and maintenance fees at the conclusion of the pre-release term (which by agreement will occur on the earlier of July 1, 2002 or the exhaustion of Momentum's Available Funds). Until such time, royalties during the interim pre-release periods will fluctuate primarily in relationship to PeopleSoft's net license fees earned on Momentum Products. The royalty rate applied to the majority of the licensing activity during the second fiscal quarter was one percent, which is the revised contractual rate for products licensed to customers prior to PeopleSoft's exercise of its license option on a product.

- Terrorist attacks in New York and Washington, D.C. on September 11, 2001 have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the ongoing military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or PeopleSoft's inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. Any such effects on PeopleSoft may also cause PeopleSoft to cancel development projects or have a negative impact on its deliberation on whether to exercise its option to purchase the stock of Momentum. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

- Business conditions in the United States and other major IT markets around the world have deteriorated significantly during the past few quarters. If this trend continues, it could result in lower future Momentum product sales volumes, lower associated royalty income to Momentum, and might ultimately reduce PeopleSoft's motivation to exercise its option to purchase Momentum.



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

    As of October 31, 2001, we had cash, cash equivalents and investments of approximately $36.2 million consisting of cash and highly liquid investments. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.


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

    None

    Item 3. Defaults Upon Senior Securities

    None

    Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company held its annual meeting of stockholders on September 19, 2001.

        (b) Pursuant to the election of the director listed under Item 4(c)(i), Mr. Ronald E.F. Codd was elected as a Class A Common Class III director for a term of three years.

        (c) The Company's stockholders voted the following matters:

            (i) Election of one Class A Common Class III director. The director proposed by the Board of Directors was elected.

                ----------------------  ----------------------------------------
                                                     Number of Votes
                ----------------------  ----------------------------------------
                Nominee:                        For           Authority Withheld
                ----------------------  -------------------- -------------------
                Ronald E.F. Codd             4,527,835              3,485
                ----------------------  -------------------- -------------------

           (ii) Approval of the amendment to the Company's Restated Certificate of Incorporation as described in the proxy statement.

                ---------------------------  --------------------
                For                              3,060,214
                ---------------------------  --------------------
                Against                              2,168
                ---------------------------  --------------------
                Abstain                              1,293
                ---------------------------  --------------------
                No Vote                          1,467,645
                ---------------------------  --------------------


          (iii) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending April 30, 2002.

                ---------------------------  --------------------
                For                              4,528,625
                ---------------------------  --------------------
                Against                              2,039
                ---------------------------  --------------------
                Abstain                                656
                ---------------------------  --------------------


    Item 5. Other Information

    None

    Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        3.3+ Restated Certificate of Incorporation of Momentum Business Applications, Inc.

        3.4++ Certificate of Amendment of the Restated Certificate of
              Incorporation of Momentum Business Applications, Inc.

        10.6++ Amendment to the Development and Marketing Agreements between
               Momentum and PeopleSoft, dated as of July 23, 2001, made by and between Momentum Business Applications, Inc. and PeopleSoft, Inc.

---------------
 + Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (Reg. No. 000-25185) filed December 31, 1998.

++ Incorporated by reference to the Current Report on Form 8-K dated September
   20, 2001.

    (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated September 20, 2001 to report under Item 5 thereof, that the Company received confirmation of the filing of the Certificate of Amendment of the Restated Certificate of Incorporation changing the formula for determining the exercise price that PeopleSoft must pay to exercise the Purchase Option and that Amendment to the Development and Marketing Agreements became effective.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 30, 2001

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

                                 Exhibit Index


       Exhibit
         No.                                Description
      ---------                           --------------
        3.3+ Restated Certificate of Incorporation of Momentum Business Applications, Inc.

        3.4++ Certificate of Amendment of the Restated Certificate of Incorporation of Momentum Business Applications, Inc.

       10.6++ Amendment to the Development and Marketing Agreements between Momentum and PeopleSoft, dated as of July 23, 2001, made by and between Momentum Business Applications, Inc. and PeopleSoft, Inc.

---------------
 + Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 10 (Reg. No. 000-25185) filed December 31, 1998.

++ Incorporated by reference to the Current Report on Form 8-K dated September
   20, 2001.