Form 10-Q
period 2002-01-31
MOMENTUM BUSINESS APPLICATIONS INC
filed 2002-03-13
CIK 1073292

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002.


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


================================================================================
                  CLASS                             OUTSTANDING AT MARCH 1, 2002
--------------------------------------------------------------------------------
  Class A Common Stock, par value $.001                       4,779,310
  Class B Common Stock, par value $.001                           1,000
================================================================================


================================================================================

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                TABLE OF CONTENTS



                                                                                           PAGE NO.
                                                                                           --------
PART I         FINANCIAL INFORMATION

               ITEM 1-- Financial Statements (unaudited)
               Condensed Balance Sheets                                                        3
               Condensed Statements of Operations                                              4
               Condensed Statements of Cash Flows                                              5
               Notes to Condensed Financial Statements                                         6

               ITEM 2 -- Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                  10

               ITEM 3 -- Quantitative and Qualitative Disclosure about Market Risk            13

PART II        OTHER INFORMATION

               ITEM 1 --  Legal Proceedings                                                   14

               ITEM 2 --  Changes in Securities and Use of Proceeds                           14

               ITEM 3 --  Defaults upon Senior Securities                                     14

               ITEM 4 --  Submission of Matters to a Vote of Security Holders                 14

               ITEM 5 --  Other Information                                                   14

               ITEM 6 --  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                                    15

                         PART 1 -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                                             JANUARY 31,      APRIL 30,
                                                                                2002            2001
                                                                             -----------      ---------

                                     ASSETS

 Current assets:
   Cash and cash equivalents ..............................................   $   7,767       $  63,283
   Short term investments .................................................       9,227          13,768
   Accounts receivable from PeopleSoft ....................................          --           1,973
                                                                              ---------       ---------
           Total current assets ...........................................      16,994          79,024
 Long term investments ....................................................        --            10,313
 Capitalized software and purchased technology, net .......................       9,433          12,478
                                                                              ---------       ---------
                                                                              $  26,427       $ 101,815
                                                                              =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Payable to PeopleSoft ..................................................   $   5,275       $   8,946
   Accounts payable .......................................................          15             283
   Dividend payable .......................................................       8,844              --
   Accrued liabilities ....................................................         147             333
   Accrued compensation and related expenses ..............................         257               8
                                                                              ---------       ---------
           Total current liabilities ......................................      14,538           9,570
 Stockholders' equity:
   Class A Common stock, $0.001 par value, 10,000,000 shares authorized,
      4,779,310 issued and outstanding ....................................           5               5
   Class B Common stock, $0.001 par value, 1,000 shares authorized,
      issued and outstanding ..............................................          --              --
   Additional paid-in capital .............................................     242,891         249,996
   Accumulated other comprehensive income .................................          19             156
   Accumulated deficit ....................................................    (231,026)       (157,912)
                                                                              ---------       ---------
                                                                                 11,889          92,245
                                                                              ---------       ---------
                                                                              $  26,427       $ 101,815
                                                                              =========       =========



             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        JANUARY 31,                JANUARY 31,
                                                                  ----------------------      ----------------------
                                                                    2002          2001          2002          2001
                                                                  --------      --------      --------      --------
Revenues from PeopleSoft .......................................  $    756      $  2,611      $  1,713      $  4,339
Costs and expenses primarily from PeopleSoft:
  Cost of revenues .............................................     1,243           307         3,660           531
  Product development ..........................................    17,685        31,388        69,693        98,529
  General and administrative ...................................     1,070           339         3,035           894
                                                                  --------      --------      --------      --------
          Total costs and expenses .............................    19,998        32,034        76,388        99,954
                                                                  --------      --------      --------      --------
Operating loss .................................................   (19,242)      (29,423)      (74,675)      (95,615)
Interest income ................................................       165         2,386         1,562         8,582
                                                                  --------      --------      --------      --------
Net loss before income taxes ...................................   (19,077)      (27,037)      (73,113)      (87,033)
Provision for income taxes .....................................        --            --             1             1
                                                                  --------      --------      --------      --------
Net loss .......................................................  $(19,077)     $(27,037)     $(73,114)     $(87,034)
                                                                  ========      ========      ========      ========
Basic and diluted loss per share ...............................  $  (4.06)     $  (5.76)     $ (15.57)     $ (18.54)
                                                                  ========      ========      ========      ========
Shares used in basic and diluted loss per share computation ....     4,697         4,695         4,695         4,695
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

                      MOMENTUM BUSINESS APPLICATIONS, INC.

                                ----------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                          NINE MONTHS ENDED
                                                              JANUARY 31,
                                                      -------------------------
                                                         2002            2001
                                                      ---------       ---------
OPERATING ACTIVITIES
Net loss ..........................................   $ (73,114)      $ (87,034)
Amortization of capitalized software ..............       3,660             531
Non-cash stock compensation .......................       1,739              --
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Changes in operating assets and liabilities:
     Accounts receivable from PeopleSoft ..........       1,973          (2,048)
     Short term investments .......................       4,404              --
     Payable to PeopleSoft ........................      (3,671)        (12,531)
     Accounts payable .............................        (268)            (33)
     Accrued liabilities ..........................        (186)            (31)
     Accrued compensation and related expenses ....         249              (3)
                                                      ---------       ---------
Net cash used by operating activities .............     (65,214)       (101,149)
INVESTING ACTIVITIES
Net maturities of available-for-sale investments ..      10,313              --
Capitalized software development costs ............        (615)         (3,834)
Purchase of developed technology ..................          --          (9,164)
                                                      ---------       ---------
Net cash provided (used) by investing activities ..       9,698         (12,998)
                                                      ---------       ---------
Net decrease in cash and cash equivalents .........     (55,516)       (114,147)
Cash and cash equivalents at beginning of period ..      63,283         228,218
                                                      ---------       ---------
Cash and cash equivalents at end of period ........   $   7,767       $ 114,071
                                                      =========       =========

SUPPLEMENTAL DISCLOSURE
Cash dividend payable on common stock .............   $   8,844       $      --
                                                      =========       =========


             See notes to condensed unaudited financial statements.

                      MOMENTUM BUSINESS APPLICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2002
                                   (UNAUDITED)


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

   The information at January 31, 2002 and for the three and nine months ended January 31, 2002 and 2001, is unaudited, and includes all adjustments (consisting only of normal recurring adjustments) that the management of Momentum believes necessary for fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The balance sheet for April 30, 2001 was derived from the audited balance sheet. The condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended April 30, 2001 included in Momentum's 2001 Annual Report on Form 10-K.

Accounting for Revenues and Expenses

   Through January 31, 2002, Momentum's revenue consisted entirely of royalty revenue derived from PeopleSoft's sales and licensing of certain software products developed under the Development and License Agreement (the "Development Agreement") between Momentum and PeopleSoft. Royalty and other product revenue are recorded as earned and reported by PeopleSoft to Momentum on a calendar quarterly basis. Development costs paid to PeopleSoft under a software development agreement are recorded as research and development expenses when incurred except for amounts capitalized pursuant to SFAS 86. Amounts paid to PeopleSoft under a services agreement are recorded as administrative expenses when incurred. (See Note 3 for a description of the agreements between Momentum and PeopleSoft).

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

Cash equivalents

   Momentum considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At January 31, 2002, cash and cash equivalents (approximately $7.8 million) consisted primarily of taxable investments in money market funds at two financial institutions. The Company's aggregate cash, cash equivalents and investments balance as of January 31, 2002 was approximately $17.0 million of which $7.9 million is required to be used under the Development Agreement (see Note 3).

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

Income Taxes

   Momentum accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement provides for a liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company expects to have a net loss for fiscal year 2002, and thus no taxes, other than the California minimum tax, were provided for in the nine month period ended January 31, 2002.

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

2. LOSS PER SHARE DATA

   The Company's loss per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires calculation of both a basic loss per share and a diluted loss per share. The basic loss per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while the diluted loss per share includes such dilutive effects. On January 31, 2002, the Directors and Officer of Momentum, holding options on 208,333 shares of Class A common stock, exercised 100% of their outstanding stock options under a net exercise provision, resulting in the issuance of 85,484 shares. Since these shares were outstanding only one day during the quarter, they did not factor materially into the basic loss per share calculation.


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

   Under the terms of the Marketing and Distribution Agreement entered into by Momentum and PeopleSoft, Momentum has granted PeopleSoft an option to acquire a license to each product developed under the Development Agreement. The license option for any such Momentum product is exercisable on a world-wide, exclusive basis at any time from the date Momentum agrees to develop the product until the earlier of a) thirty days after the product becomes Generally Available (as defined in the agreements); or b) the expiration of the purchase option. The license option will expire, to the extent not previously exercised, 30 days after the expiration of PeopleSoft's option to purchase all of the outstanding Momentum Shares as described below. If and to the extent the license option is exercised as to any Momentum product, PeopleSoft will acquire a perpetual, exclusive license (with the right to sublicense) to develop, make, have made and use the licensed product, and to sell and have sold the licensed product. Upon exercising the license option, PeopleSoft will assume responsibility for all ongoing development and sustaining engineering expenses for the related product. Under the License Agreement for each licensed product, PeopleSoft will make payments to Momentum with respect to the licensed product based on the quarterly net sales of the licensed product achieved by PeopleSoft and its sublicensees, distributors and marketing partners. The royalty rate for pre-release products is a flat one percent of net license fees. As of January 31, 2001, PeopleSoft had exercised its license option on six products. For these six Momentum products, the product payment rate was determined using a formula which takes the sum of one percent plus an additional 0.1 percent for each full $1 million of development costs of the licensed product that have been paid by Momentum, up to a maximum 6 percent royalty. For all other Momentum products, the product payment rate will be a flat 10% on net license fees and any related maintenance fees beginning on the earlier to occur of i) July 1, 2002 or ii) on the 60th day after Momentum provides PeopleSoft with a statement that, as of the end of any calendar month, there are less than $2.5 million of Available Funds remaining. PeopleSoft has the right to buyout Momentum's right to receive payments for individual licensed products in accordance with a formula set forth in the Marketing and Distribution Agreement. Such right is generally available on the first anniversary following the commencement of product payments on each licensed product.

   Under the terms of the Services Agreement, PeopleSoft provides office facilities for and performs accounting, finance, human resources, information systems and legal services on behalf of, Momentum. PeopleSoft receives $100,000 per quarter as compensation for the provision of these services.

   Pursuant to Momentum's Restated Certificate of Incorporation, PeopleSoft has the right to purchase all (but not less than all) of the Momentum Shares (the "Purchase Option"). On January 29, 2002, PeopleSoft exercised its option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum. Momentum has provided to PeopleSoft the requisite Status Statement, and PeopleSoft has confirmed that the Final Purchase Option Exercise Price is $90.0 million in cash. PeopleSoft will conduct the redemption of the Momentum shares, and distribute the purchase price to shareholders via Equiserve, the Company's transfer agent. The closing of the transaction is expected to take place on or before March 31, 2002 subject to the receipt of regulatory approval.

   The Purchase Option was exercisable by written notice to Momentum at any time until December 31, 2002, provided that such date was extended for successive six month periods if, as of any June 30 or December 31 beginning with June 30, 2002, Momentum has not paid (or accrued expenses) for all but $15 million of Available Funds as of such date. In any event, the Purchase Option would be terminated on the 60th day after Momentum provided PeopleSoft with a statement that, as of the end of any calendar month, there were less than $2.5 million of Available Funds remaining. The Business Agreement Amendment modified the provisions of the first and fourth formulas of the purchase option.

   Except in instances in which Momentum's liabilities exceeded its assets, the purchase option exercise price available to PeopleSoft was the greatest of:

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

   In the event Momentum's liabilities (other than liabilities under the Development Agreement, the Marketing Agreement and the Services Agreement) exceeded Momentum's assets, the Purchase Option Exercise Price described above would be reduced by the amount such liabilities at the time of exercise were in excess of Momentum's cash and cash equivalents, and short term and long term investments. As of the time of exercise, Momentum's liabilities did not exceed its assets. The Purchase Option exercise price is payable in cash.

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

Results of Operations

   Revenues, consisting entirely of royalty revenue from PeopleSoft, was approximately $0.8 million and $1.7 million respectively for the three and nine month periods ended January 31, 2002 compared with approximately $2.6 million and $4.3 million respectively for the three and nine month periods ended January 31, 2001. Royalty revenue is derived from PeopleSoft's end user licensing and shipment of certain software products developed under the Development Agreement and Marketing Agreement. Momentum initially realized royalty revenue in the third fiscal quarter of 2000. Upon the release of PeopleSoft 8 in the second fiscal quarter of 2001, the volume of shipments by PeopleSoft of Momentum products increased significantly. Royalties for the third fiscal quarter of 2002 were earned on over 50 products. However, the royalties for the current quarter were computed based on the recently executed Business Agreement Amendment between Momentum and PeopleSoft which decreased the Pre-Release Royalty for all Momentum Products to one percent (1%) of Net License Fees from six percent (6%) of Net Revenues. Accordingly, the royalties for the fiscal 2002 period reflect the lower pre-release royalty rate of 1% on Momentum Products. Had the royalties been computed under the original agreements and the previously established pre-release royalty rate of 6%, total revenues from royalties for the quarter ended January 31, 2002 would have been approximately $4.0 million. Partially offsetting this rate decrease was a 52% increase in Net License Fees related to Momentum Products for Momentum's third fiscal quarter of 2002 compared to the same quarter of the prior fiscal year. There can be no assurance that Momentum will continue to realize significant royalty revenues from its development efforts(1).

   Cost of revenues consists entirely of amortization of capitalized development costs of software developed for sale under SFAS 86 and purchased developed technology. (See Note 1 --"Capitalized Software"). Cost of revenues was approximately $1.2 million and $3.7 million for the three and nine month periods ended January 31, 2002, respectively, compared to approximately $0.3 million and $0.5 million for the same respective periods ended January 31, 2001.

   The Company incurred development expenses of approximately $17.7 million and $69.7 million respectively for the three and nine month periods ended January 31, 2002 compared with approximately $31.4 million and $98.5 million respectively for the three and nine month periods ended January 31, 2001. These expenses were incurred pursuant to the Development Agreement. Under this agreement, Momentum can engage PeopleSoft to perform research and development work, and PeopleSoft will charge Momentum 110% of its fully burdened cost of performing such activities. Fully burdened costs include salary, benefits and overhead allocations, but do not include certain other costs, such as the human resources costs associated with recruiting development personnel and other indirect costs and expenses of establishing and maintaining a development environment. Momentum also incurs certain direct costs associated with developing its products that may include payments to other third parties for development, royalties, or costs associated with acquiring or investing in complementary companies, products or technology. The decrease in development expenditures in the current fiscal year was driven by three factors, including
i) the absence in fiscal 2002 of certain expenses associated with product translation and non-recurring release management and testing activities which were incurred in advance of PeopleSoft 8 initial shipments of Momentum Products during third calendar quarter of 2000, ii) the completion of certain projects in the fourth calendar quarter of 2000, and iii) the reduction of staffing and the associated expense run rates on several previously committed projects that are at or nearing completion. Although the quarterly rate of development expenditures is expected to continue to decline, for the foreseeable future, Momentum expects that its development expenditures will continue to significantly exceed interest and royalty income, resulting in ongoing net operating losses(1).

   General and administrative expenses were approximately $1.1 million and $3.0 million for the three and nine month periods ended January 31, 2002, respectively, compared to approximately $0.3 million and $0.9 million for the same respective periods ended January 31, 2001. The expenses for the three and nine month periods ended January 31, 2002 include non-cash charges of approximately $0.5 million and $1.7 million respectively, related to variable plan accounting for all of the outstanding stock options as a result of a recent change made to the 1999 Incentive Stock Plan to incorporate a net exercise feature. Under the Services Agreement, PeopleSoft provides Momentum certain administrative services including accounting, finance, human resources and legal services, and maintains office facilities for Momentum. Momentum pays PeopleSoft a fee of $100,000 per quarter for such services. The amount of this fee was determined using PeopleSoft's internal projections of the incremental costs that it would incur to provide these services to Momentum. Momentum is required to separately pay for direct costs such as professional services, insurance, taxes, director and officer compensation, listing fees and regulatory fees. It is anticipated that general and administrative expenses, exclusive of non-cash compensation charges, if any, will remain at approximately current levels during the remainder of Fiscal 2002(1).

   Interest income earned on invested funds was approximately $0.2 million and $1.6 million respectively for the three and nine month periods ended January 31, 2002 compared with approximately $2.4 million and $8.6 million respectively for the three and nine month periods ended January 31, 2001. The decline in interest and investment income was primarily due to the significant reduction in the cash balances of Momentum over the past year, a direct consequence of the aggressive product development spending over the same period. As Momentum's Available Funds are used under the Development Agreement and the Services Agreement, lower cash

----------
(1) Forward-Looking Statement.

balances will be available for investment. Furthermore, due to the relatively short maturities of Momentum's cash investments and the declining interest rate environment, the rate of interest earnings on cash investments will continue to decline in the near term. As a consequence of these two factors, interest income is expected to continue to decrease(1).

   The results of operations of Momentum currently reflect primarily development expenses related to development of Momentum products and interest and investment income earned on the funds contributed by PeopleSoft. Momentum's net loss was approximately ($19.1) million or ($4.06) per share for the quarter ended January 31, 2002 as compared with a net loss of approximately ($27.0) million or ($5.76) per share for the quarter ended January 31, 2001. The Company is expected to record additional net losses in the fourth quarter of fiscal 2002, as product development expenses under its agreements with PeopleSoft and amortization of capitalized software are expected to continue to exceed income from royalties and investments(1).

Liquidity and Capital Resources

   Momentum was formed on November 9, 1998. PeopleSoft contributed a total of $250 million in cash to Momentum in late December 1998 prior to the Distribution. PeopleSoft's contribution (together with interest earned thereon) is expected to fund research and development activities for approximately three years from Momentum's inception(1). Including such interest income earned from inception through January 31, 2002, Momentum's gross Available Funds (before deducting development and administrative expenses incurred from inception to the same date) totaled $278.2 million. Momentum's funds have been, and are expected to be used in the future, primarily to fund activities conducted under the Development Agreement with PeopleSoft. Momentum has previously, and expects to continue to engage PeopleSoft or other third parties to perform the development activities on Momentum's behalf. Momentum is not expected to require significant facilities or capital equipment of its own during the term of the Development Agreement. At January 31, 2002, cash, cash equivalents and investments were approximately $17.0 million of which $7.9 million are restricted for use under the Development Agreement and consist primarily of investments in money market funds with maturities of three months or less (See Note 3 -- "Development Agreement").

   In addition to the Available Funds, Momentum generates additional funds through successfully licensing its products to PeopleSoft or other parties. Momentum also has the option to obtain additional financing through either debt or equity financing, as long as the terms of such financings do not alter PeopleSoft's rights as a Class B Common Stock holder. Funds raised through licensing of products or financings are not considered Available Funds and thus their use by Momentum is not restricted by PeopleSoft. During the quarter ended January 31, 2002, the Company earned approximately $0.8 million in royalties from the licensing of products developed under the Development Agreement.

   Since the spin-out of Momentum, it has not attempted to raise any additional capital. Furthermore, there can be no assurances, particularly given the existence of the Development Agreement, the Marketing Agreement and PeopleSoft's Purchase Option, that Momentum would be able to raise any additional capital if it were deemed desirable. Such additional capital, if raised, would have reduced the per share proceeds available to holders of the Momentum Class A Common Stock once PeopleSoft exercised the Purchase Option. (See Note 3 -- "Purchase Option"). On January 29, 2002, PeopleSoft exercised its option to purchase one hundred percent of the outstanding Class A Common Stock of Momentum for $90.0 million in cash. The transaction is expected to be completed no later than March 31, 2002(1).

   During the quarter ending January 31, 2002, Momentum declared a one-time special cash dividend of $1.85 per share on its Class A and Class B Common Stock. Shareholders of record at the close of business on February 12, 2002 were paid this dividend on February 22, 2002. The funds used for the dividend distribution have been accumulated by way of royalty payments from PeopleSoft and interest earned thereon and include the $8.2 million of unrestricted funds reported as of October 31, 2001 as well as royalties of approximately $0.8 million that were recently received by Momentum for the third fiscal quarter. This dividend has substantially exhausted Momentum's balance of Unrestricted Funds as of the distribution date. Furthermore, under the Restated Certificate of Incorporation, any future accumulation of Unrestricted Funds would accrue to PeopleSoft under the terms of the Exercise of the Purchase Option.

   As of January 31, 2002, Momentum had committed over $270 million of the Available Funds to various development projects as follows: i) approximately $56 million for the development of a suite of Analytic Applications and workbenches (EPM products), ii) approximately $124 million for new eBusiness applications,
iii) approximately $72 million for new industry specific applications, and iv) approximately $16 million for two technology development and acquisition projects. From inception to date, Momentum has incurred approximately $271.0 million of development expenditures (including purchased technology and capitalized software) on the above referenced projects, and has incurred approximately $4.3 million on general and administrative expenses (excluding the non-cash stock compensation charges discussed above). Based on the projects committed to date and their associated current staffing levels, Momentum presently has estimated development expenditure run rate of approximately $7.0 million from the beginning of its fourth fiscal quarter through the closing date of the purchase transaction which is expected to be no later than March 31, 2002(1). Based on current spending projections and presently committed projects, the Available Funds are expected to be fully exhausted by March 2002(1). Upon exhausting the Available Funds, Momentum is under no obligation, contractual or otherwise, to continue to provide funding for any remaining active development projects. It is presently the intention of Momentum to cease funding any and all development projects upon exhausting its Available Funds.

----------
(1) Forward-looking Statement.

Risks and Uncertainties

   Momentum's actual results could differ materially from those anticipated in these forward-looking statements due to certain factors. Such risks and uncertainties include, but are not limited to the following:

   - The closing of the purchase option exercise is conditioned upon the receipt of the required regulatory approvals. Failure to obtain all the necessary government approvals, including those required under the Hart-Scott-Rodino Act, could delay or even prevent the closing of this transaction.

   - Momentum and PeopleSoft are parties to various agreements which limit Momentum's ability to take certain actions, establish alternate channels of distribution for its products, market its products to or through certain competitors of PeopleSoft, or use Available Funds for other than designated product development and administrative activities. Consequently, Momentum has few degrees of freedom with which to generate revenues or otherwise commercialize developed technology or products if the closing of the exercise of the Purchase Option is prevented by governmental or other third party action. The payment of the one-time special cash dividend on February 22, 2002 has substantially exhausted the balance of Momentum's Unrestricted Funds.

   - Royalty results for the third quarter are not necessarily indicative of results to be expected going forward. The Business Agreement Amendment, including the approval by the shareholders in September, 2001 of the amendment to Momentum's Restated Certificate of Incorporation, will increase the royalty rate to 10% on both license fees and maintenance fees at the conclusion of the pre-release term (which by agreement will occur on the earlier of July 1, 2002 or the exhaustion of Momentum's Available Funds). Until such time, royalties during the interim pre-release periods will fluctuate primarily in relationship to PeopleSoft's net license fees earned on Momentum Products. The royalty rate applied to the majority of the licensing activity during the third fiscal quarter was one percent, which is the revised contractual rate for products licensed to customers prior to PeopleSoft's exercise of its license option on a product.


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

   As of January 31, 2002, we had cash, cash equivalents and investments of approximately $17.0 million consisting of cash and highly liquid investments. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

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

   None

   Item 5. Other Information

   None

   Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       99.1+  Press release of the Company, dated January 29, 2002.

       99.2+ Notice of Election to Exercise Purchase Option, dated January 29, 2002, delivered by PeopleSoft to the Company.

------------
+ Incorporated by reference to the Current Report on Form 8-K dated January 30, 2002.

   (b) Reports on Form 8-K

       The Company filed a Current Report on Form 8-K dated January 30, 2002 to report under Item 1 thereof, that the Company received on January 29, 2002 PeopleSoft's Notice of Exercise of its option pursuant to the Company's Restated Certificate of Incorporation (the "Restated Certificate") to purchase all of the issued and outstanding shares of the Class A Common Stock of the Company (the "Purchase Option"). PeopleSoft further notified the Company that, as determined in accordance with the Restated Certificate, the aggregate purchase price (the "Purchase Price") for such shares of the Company's Class A Common Stock is expected to be $90,000,000. The closing of the purchase of all Class A Common Stock is scheduled to occur on a date no earlier than the thirtieth (30th) day and no later than the sixtieth (60th) day following the Notice Date (the "Closing Date"). Under Item 5 of the same report, the Company reported that effective January 29, 2002, the Board of Directors of the Company has declared a one-time special cash dividend of $1.85 per share on the Class A Common Stock and Class B Common Stock. Stockholders of record at the close of business on February 12, 2002 will be paid this dividend on February 22, 2002.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2002


                                     MOMENTUM BUSINESS APPLICATIONS, INC.



                                     By: /s/  Ronald E. F. Codd
                                         ---------------------------------------
                                         Ronald E. F. Codd
                                         President and Chief Executive Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer)

                                  Exhibit Index



     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------
     99.1+        Press release of the Company, dated January 29, 2002.

     99.2+        Notice of Election to Exercise Purchase Option, dated January
                  29, 2002, delivered by PeopleSoft to the Company.

------------

+ Incorporated by reference to the Current Report on Form 8-K dated January 30, 2002.